Form 10-Q
period 1994-09-30
AEP GENERATING CO /OH/
filed 1994-11-14
CIK 857571

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC. AND
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THIS FILING.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1994

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For The Transition Period from          to

Commission  Registrant; State of Incorporation; I. R. S. Employer
File Number Address; and Telephone Number       Identification
No.
1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.   13-4922640
             (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

0-18135     AEP GENERATING COMPANY
             (An Ohio Corporation)                  31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

1-3457      APPALACHIAN POWER COMPANY
             (A Virginia Corporation)               54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (703) 985-2300

1-2680      COLUMBUS SOUTHERN POWER COMPANY
             (An Ohio Corporation)                  31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

1-3570      INDIANA MICHIGAN POWER COMPANY
             (An Indiana Corporation)               35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

1-6858      KENTUCKY POWER COMPANY
             (A Kentucky Corporation)               61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (606) 327-1111

1-6543      OHIO POWER COMPANY
             (An Ohio Corporation)                  31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
              Telephone (216) 456-8173

AEP Generating Company, Columbus Southern Power Company and
Kentucky Power Company meet the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file and (2) have been subject to such filing requirements for the past 90 days.

                                           Yes   X          No

The number of shares outstanding of American Electric Power
Company, Inc. Common Stock, par value $6.50, at October 31, 1994 was 184,885,000.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                            FORM 10-Q

            For The Quarter Ended September 30, 1994

                              INDEX

Part I.  FINANCIAL INFORMATION

 American Electric Power Company, Inc. and Subsidiary Companies:
          Consolidated Statements of Income . . . . . . . . . . .
          Consolidated Balance Sheets . . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows . . . . . . . . .
          Consolidated Statements of Retained Earnings. . . . . .
          Notes to Consolidated Financial Statements. . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition. . . . . . . . . .

AEP Generating Company:
          Statements of Income and Statements of Retained
            Earnings . . . . . . . . . . . . . . . . . . . . . .
          Balance Sheets . . . . . . . . . . . . . . . . . . . .
          Statements of Cash Flows . . . . . . . . . . . . . . .
          Notes to Financial Statements. . . . . . . . . . . . .
          Management's Narrative Analysis of Results of
            Operations  . . . . . . . . . .  . . . . . . . . . .

Appalachian Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition.. . . . . . . . .

Columbus Southern Power Company and Subsidiaries:
          Consolidated Statements of Income. . . . . . . . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Consolidated Statements of Retained Earnings . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Narrative Analysis of Results of
            Operations . . . . . . . . . . . . . . . . . . . . .

Indiana Michigan Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . .

Kentucky Power Company:
          Statements of Income and Statements of Retained
            Earnings . . . . . . . . . . . . . . . . . . . . . .
          Balance Sheets . . . . . . . . . . . . . . . . . . . .
          Statements of Cash Flows . . . . . . . . . . . . . . .
          Notes to Financial Statements. . . . . . . . . . . . .
          Management's Narrative Analysis of Results of
            Operations . . . . . . . . . . . . . . . . . . . . .

Ohio Power Company and Subsidiaries:
          Consolidated Statements of Income and
            Consolidated Statements of Retained Earnings . . . .
          Consolidated Balance Sheets. . . . . . . . . . . . . .
          Consolidated Statements of Cash Flows. . . . . . . . .
          Notes to Consolidated Financial Statements . . . . . .
          Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . .

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                            FORM 10-Q

            For The Quarter Ended September 30, 1994

                              INDEX

Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . .
           Item 6 . . . . . . . . . . . . . . . . . . . .

SIGNATURES. . . . . . . . . . . . . .  . . . . . . . . . .

     This combined Form 10-Q is separately filed by American Electric Power Company, Inc., AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company and Ohio Power Company. Information contain herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1994        1993        1994        1993
OPERATING REVENUES . . . . . . . . . . . $1,385,278  $1,406,311  $4,222,026  $3,938,159

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . .    427,125     458,224   1,359,517   1,236,927
  Other Operation. . . . . . . . . . . .    241,660     251,378     732,391     719,686
  Maintenance. . . . . . . . . . . . . .    133,690     137,895     409,217     401,391
  Depreciation and Amortization. . . . .    145,516     133,990     426,958     396,723
  Taxes Other Than Federal Income Taxes.    122,588     116,581     372,771     351,885
  Federal Income Taxes . . . . . . . . .     67,753      66,087     197,350     153,230

          TOTAL OPERATING EXPENSES . . .  1,138,332   1,164,155   3,498,204   3,259,842

OPERATING INCOME . . . . . . . . . . . .    246,946     242,156     723,822     678,317

NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying
    Charges (net of tax) . . . . . . . .      1,063       4,584       4,621      20,527
  Other. . . . . . . . . . . . . . . . .      2,926       5,351         325      16,473

         TOTAL NONOPERATING INCOME . . .      3,989       9,935       4,946      37,000
LOSS FROM ZIMMER PLANT DISALLOWANCE:
  Disallowed Cost. . . . . . . . . . . .       -        159,067        -        159,067
  Related Income Taxes . . . . . . . . .       -        (14,534)       -        (14,534)

          NET ZIMMER LOSS. . . . . . . .       -        144,533        -        144,533

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED DIVIDENDS. . . . . . . . . .    250,935     107,558     728,768     570,784
INTEREST CHARGES . . . . . . . . . . . .     96,914     102,983     291,521     317,072
PREFERRED STOCK DIVIDEND REQUIREMENTS
  OF SUBSIDIARIES. . . . . . . . . . . .     14,195      14,714      40,673      44,574

NET INCOME (LOSS). . . . . . . . . . . . $  139,826  $  (10,139) $  396,574  $  209,138

AVERAGE NUMBER OF SHARES OUTSTANDING . .    184,621     184,535     184,564     184,535

EARNINGS (LOSS) PER SHARE. . . . . . . .      $0.76      $(0.06)      $2.15       $1.13

CASH DIVIDENDS PAID PER SHARE. . . . . .      $0.60       $0.60       $1.80       $1.80


See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,035,432    $ 9,079,130
  Transmission . . . . . . . . . . . . . . . . . . . .       3,225,168      3,169,347
  Distribution . . . . . . . . . . . . . . . . . . . .       3,875,367      3,743,047
  General (including mining assets and nuclear fuel) .       1,507,261      1,406,159
  Construction Work in Progress. . . . . . . . . . . .         355,058        314,489
         Total Electric Utility Plant . . . . . . . .      17,998,286     17,712,172
  Accumulated Depreciation and Amortization. . . . . .       6,757,134      6,612,131

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,241,152     11,100,041




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         748,709        724,373




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          46,438         42,561
  Accounts Receivable (net). . . . . . . . . . . . . .         424,497        463,765
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         287,319        314,441
  Materials and Supplies . . . . . . . . . . . . . . .         209,960        207,373
  Accrued Utility Revenues . . . . . . . . . . . . . .         134,314        169,905
  Prepayments and Other. . . . . . . . . . . . . . . .          96,879         98,958

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,199,407      1,297,003




REGULATORY ASSETS:
  Amounts Due From Customers For
    Future Federal Income Taxes. . . . . . . . . . . .       1,360,637      1,363,802
  Other. . . . . . . . . . . . . . . . . . . . . . . .         852,200        856,182

          TOTAL REGULATORY ASSETS. . . . . . . . . . .       2,212,837      2,219,984


            TOTAL. . . . . . . . . . . . . . . . . . .     $15,402,105    $15,341,401

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                     1994            1993
                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1994          1993
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .193,884,992   193,534,992
    (8,999,992 shares were held in treasury) . . . . .    $ 1,260,252     $ 1,257,977
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      1,632,239       1,625,068
  Retained Earnings. . . . . . . . . . . . . . . . . .      1,333,193       1,269,283
          Total Common Shareowners' Equity . . . . . .      4,225,684       4,152,328
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .        233,240         268,240
    Subject to Mandatory Redemption. . . . . . . . . .        590,450         500,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .      4,722,132       4,964,060

          TOTAL CAPITALIZATION . . . . . . . . . . . .      9,771,506       9,885,078

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        633,940         509,317

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        210,587          31,141
  Short-term Debt. . . . . . . . . . . . . . . . . . .        214,179         278,976
  Accounts Payable . . . . . . . . . . . . . . . . . .        184,716         259,145
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        270,674         409,198
  Interest Accrued . . . . . . . . . . . . . . . . . .        124,771          91,161
  Obligations Under Capital Leases . . . . . . . . . .         87,772          62,215
  Other. . . . . . . . . . . . . . . . . . . . . . . .        421,834         338,988

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      1,514,533       1,470,824

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      2,451,585       2,468,015

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        465,032         487,501

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        418,943         430,091

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        146,566          90,575

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .    $15,402,105     $15,341,401

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                       Nine Months Ended
                                                         September 30,
                                                       1994          1993
                                                         (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 396,574   $   209,138
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    419,219       419,271
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (13,265)      (60,526)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (22,332)      (20,070)
    Loss from Zimmer Plant Disallowance. . . . . . . . . . .       -          159,067
    Amortization of Deferred Property Taxes. . . . . . . . .     98,377        99,311
  Changes in Certain Current Assets and Liabilities:
    Special Deposits - Restricted Funds. . . . . . . . . . .       -           16,316
    Accounts Receivable (net). . . . . . . . . . . . . . . .     39,268        (9,030)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     24,535       119,706
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     35,591        78,420
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (74,429)      (37,912)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (138,524)      (53,602)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     55,240        72,705
        Net Cash Flows From Operating Activities . . . . . .    820,254       992,794

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (443,172)     (408,320)
  Proceeds from Sale of Property and Other . . . . . . . . .     38,853         2,002
        Net Cash Flows Used For Investing Activities . . . .   (404,319)     (406,318)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     10,732          -
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     88,787        59,095
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    361,639       871,372
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (35,800)      (63,952)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (440,451)   (1,096,037)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (64,797)      (50,266)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (332,168)     (332,168)
        Net Cash Flows Used For Financing Activities . . . .   (412,058)     (611,956)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .      3,877       (25,480)
Cash and Cash Equivalents at Beginning of Period . . . . . .     42,561       128,896
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  46,438   $   103,416

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts  was $249,101,000  and $296,077,000 and for income taxes was $242,975,000 and $165,176,000 in 1994 and 1993, respectively.
  Noncash  acquisitions  under  capital  leases  were $155,857,000  and  $38,204,000 in
  1994 and 1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)



                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1994        1993        1994        1993
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $1,304,036  $1,356,530  $1,269,283  $1,358,800

NET INCOME (LOSS). . . . . . . . . . . .    139,826     (10,139)    396,574     209,138

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . .    110,723     110,723     332,168     332,168
  Other. . . . . . . . . . . . . . . . .        (54)         55         496         157

BALANCE AT END OF PERIOD . . . . . . . . $1,333,193  $1,235,613  $1,333,193  $1,235,613


See Notes to Consolidated Financial Statements.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  RATE MATTERS

        Appalachian Power Company (APCo) filed a request with the Virginia State Corporation Commission (VA SCC), for a net decrease of $12.3 million in rates charged to its Virginia retail customers to be effective November 15, 1994. The net decrease consisted of a $28 million decrease in the fuel factor component of its rates offset, in part, by an increase of $15.7 million in base rates. The increase in base rates would, in part, recover the costs of extensive repairs to facilities damaged by last winter's severe storms. APCo has deferred $23.7 million of Virginia retail incremental storm damage expenses related to two major ice storms in February and March 1994. APCo proposes in this rate proceeding to amortize the $23.7 million deferred storm damage expenses over a three-year period, consistent with the amortization of $4.1 million of major storm damage expenses approved by the VA SCC in the previous 1992 rate case. Failure to recover the storm damage deferral in cost of service would require an immediate write-off of $15.4 million after tax.

        On July 6, 1994 Ohio Power Company (OPCo) filed an application to increase base retail rates with the Public Utilities Commission of Ohio (PUCO) seeking up to $152.5 million or a 13.8% increase in annual revenues. More than half of the increase reflects recovery of costs associated with the Gavin Plant's flue gas desulfurization system and other costs associated with meeting environmental restrictions imposed by the Clean Air Act Amendments of 1990
    (CAAA). The remainder of the request seeks to recover increased costs of service since the last base rate increase in 1986; an increase in depreciation rates which includes recovery on a remaining life basis of the cost of plant and equipment and the cost of removal of plant and equipment; and deferred costs associated with pressurized fluidized bed combustion (PFBC) research and development as well as energy conservation demand-side management (DSM) programs. Failure to recover these deferred PFBC and DSM costs in cost of service would require an immediate write-off of $15.6 million after tax.

3.  FINANCING AND RELATED ACTIVITIES

        In August 1994 subsidiaries issued a $21 million series of 7.70% First Mortgage Bonds due in 2004 and entered into a $5 million term loan agreement with a 7.69% interest rate due in 1999.

4.  VALUATION OF SECURITIES

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS
    115) which requires fair value accounting for investments in equity securities with readily determinable market values and investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be reported as a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.

        The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trust fund assets of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity due to a corre-sponding net increase to the decommissioning liability and a reduction to regulatory assets. As required by SFAS 115, prior year amounts were not restated.

        The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities range from 1994 to 2024.

5.  CONTINGENCIES

    Kammer Plant

        On August 4, 1994, the United States Environmental Protection Agency (Federal EPA) issued a Notice of Violation
    (NOV) to OPCo alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. The Clean Air Act provides that Federal EPA may, after the expiration of 30 days following the issuance of the NOV, commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. On October 24, 1994, following several months of negotiations, OPCo executed a Consent Decree which resolves that portion of the August 4, 1994 NOV relating to compliance. The Decree has been transmitted to the U.S. Department of Justice and Federal EPA for their execution and lodging with the U.S. District Court for the Northern District of West Virginia. That portion of the NOV relating to penalties will be addressed independently. At this time management is unable to estimate the amount of any civil penalties that may be imposed by the Federal EPA. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.

    Other

        The Company continues to be involved in certain other matters discussed in the 1993 Annual Report.

 AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION


            THIRD QUARTER 1994 vs. THIRD QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993
RESULTS OF OPERATIONS
    Net income increased by $150 million for the third quarter and by $187 million for the year-to-date period due mainly to a 1993 disallowance of a portion of the investment in the Zimmer Plant. In November 1993 the Ohio Supreme Court rejected the Company's argument that it should be allowed to include in rate base $165 million of certain costs incurred when the Zimmer Plant was converted from a nuclear project to a coal-fired facility.
As a result of the ruling, the adverse impact of the disallowance on results of operations was recorded in the third quarter of 1993 which reduced net income by $144.5 million after tax.
    Third quarter net income, exclusive of the disallowance, increased by $5 million or 4% as a result of reduced interest charges due to a refinancing program and the recordation in 1993 of reorganization costs and a retroactive increase in the statutory federal income tax rate. Year-to-date net income, excluding the disallowance, increased $43 million or 12% due to the favorable impact of increased energy sales reflecting severe winter weather and unseasonably hot weather in June 1994 and continued improvement in industrial sales; rate increases in several jurisdictions; and decreased interest expense due to the refinancing of debt at lower interest rates.
    Income statement lines which changed significantly were:
                                     Increase (Decrease)
                              Third Quarter     Year-To-Date
                            (in millions)  %  (in millions)  %

Operating Revenues . . . . .    $(21.0)   (1)     $283.9     7
Fuel and Purchased
  Power Expense. . . . . . .     (31.1)   (7)      122.6    10
Other Operation Expense. . .      (9.7)   (4)       12.7     2
Depreciation and
  Amortization Expense . . .      11.5     9        30.2     8
Taxes Other Than
  Federal Income Taxes . . .       6.0     5        20.9     6
Federal Income Taxes . . . .       1.7     3        44.1    29
Deferred Zimmer Plant
  Carrying Charges
  (net of tax) . . . . . . .      (3.5)  (77)      (15.9)  (77)
Other Nonoperating Income. .      (2.4)  (45)      (16.1)  (98)
Interest Charges . . . . . .      (6.1)   (6)      (25.6)   (8)

    The slight decline in third quarter operating revenues was mainly due to decreased energy demand as a result of mild summer weather. Wholesale energy sales decreased 24% reflecting the weather-related decline in energy sales to other utilities. Retail revenues were essentially unchanged due to the retail rate increases in several jurisdictions and a 4% improvement in industrial energy sales which offset a 7% decrease in energy demands of weather sensitive residential customers.
    Operating revenues for the year-to-date period rose as the severe winter weather and unseasonably hot June weather increased the energy requirements of retail customers and other utilities by 3% and 1%, respectively. Retail revenues also rose due to the effect of retail rate increases and the continued growth in industrial customers and their energy usage. Higher than normal energy demands caused an increase in the average revenue per kilowatthour sold to other utilities as a result of the unseason-able winter weather and forced outages at their generating units.
    Fuel and purchased power expense decreased in the quarter reflecting the reduced energy requirements which caused a decline in generation and energy purchases from other utilities for immediate pass-through sales to other utilities. Year-to-date fuel and purchased power expense increased primarily due to the weather-related increase in energy demand which increased energy purchases from other utilities for pass-through sales and increased generation. Also adding to the year-to-date increase in fuel costs was increased utilization of coal-fired generation due to a reduction of low-cost nuclear generation resulting from scheduled refueling and maintenance outages at both nuclear units.
    Other operation expense decreased in the third quarter mainly due to severance costs recognized in 1993 in connection with the reorganization of the Company's Ohio operations.
    The increase in depreciation and amortization expense was primarily due to the court ordered discontinuance of Zimmer phase-in plan deferrals effective in February 1994 and the subsequent amortization of such costs, commensurate with rate recovery.
    Taxes other than federal income tax expense increased in both periods primarily due to increased West Virginia business and occupation tax on generation reflecting an increase in generation at West Virginia power plants. State income taxes also increased in the third quarter due to higher taxable income.
    The rise in federal income tax expense attributable to operations for the third quarter was primarily due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis offset in part by a retroactive 1% federal income tax rate increase enacted in August 1993 and recorded in the third quarter of 1993. The increase in pre-tax operating income caused the increase in federal income tax expense for the year-to-date period.
    Deferred Zimmer Plant carrying charges declined from the prior year since the carrying charges in 1994 were accrued on the unamortized phase-in plan deferral balance while the 1993 carrying charges were accrued on the larger Zimmer investment not yet phased into rates.
    The decrease in other nonoperating income in the year-to-date period was mainly due to a subsidiary, AEP Investments, Inc., recording a provision for loss of $8.2 million after tax in June 1994 on a demand side management investment. Also contributing to the decrease was the effect of interest income recorded in March 1993 on tax refunds received from the Internal Revenue Service in connection with the settlement of audits of prior years' tax returns.
    Refinancing programs of several major subsidiaries during 1993 and the early part of 1994 reduced the average interest rate on outstanding long-term debt as well as reduced levels of long-term debt resulted in the decline in interest expense in both periods.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first nine months were $602 million.
    During the first nine months subsidiaries issued $361 million principal amount of long-term debt at interest rates ranging from 3.725% (variable) to 7.70% and three series of cumulative preferred stock: $35 million at 6.30%, $30 million at 6.85% and $25 million at 7%. Subsidiaries retired $432 million principal amount of long-term debt with interest rates ranging from 5-1/8% to 9-7/8%; redeemed $35 million of $100 par value 7.76% cumulative preferred stock; and decreased short-term debt by $65 million since the beginning of the year.
RATE ACTIVITY
    Appalachian Power Company (APCo) filed a request with the Virginia State Corporation Commission for a net decrease of $12.3 million in rates charged to its Virginia retail customers to be effective November 15, 1994. The net decrease consists of a $28 million reduction in the fuel factor component of rates offset, in part, by an increase of $15.7 million in base rates. The requested increase in base rates includes, among other things, recovery of the costs of extensive repairs to facilities damaged by last winter's severe storms and increased Power Pool capacity charges. APCo proposes in this rate proceeding to amortize the $23.7 million deferred storm damage expenses over a three-year period, in accordance with a prior precedent. Failure to recover such deferred expenses in cost of service would result in the immediate write-off of $15.4 million after tax.
    On July 6, 1994, Ohio Power Company (OPCo) filed with the PUCO for an annual revenue increase of up to $152.5 million.
More than half of the requested retail base rate increase is to recover costs associated with the Gavin Plant's flue gas desulfurization system (scrubbers) and other costs resulting from complying with the Clean Air Act Amendments of 1990. The remainder of the increase is to recover the additional cost of providing service to customers since the last base rate increase in 1986; increased depreciation rates for investment in plant and equipment based on a remaining life method and recovery of removal costs; and deferred costs associated with pressurized fluidized bed combustion (PFBC) research and development as well as energy conservation demand-side management (DSM) programs. Failure to recover these deferred PFBC and DSM costs in cost of service would result in the immediate write-off of $15.6 million after tax.
NOTICE OF VIOLATION - KAMMER PLANT
    On August 4, 1994, the United States Environmental
Protection Agency (Federal EPA) issued a Notice of Violation
(NOV) to OPCo alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. By law the Federal EPA may seek penalties of up to $25,000 per day for each day of violation. On October 24, 1994, following several months of negotiations, OPCo executed a Consent Decree which resolves that portion of the August 4, 1994 NOV relating to compliance. The Decree has been transmitted to the U.S. Government for its execution and filing with the U.S. District Court for the Northern District of West Virginia. That portion of the NOV relating to penalties will be addressed independently. At this time management is unable to estimate the amount of any civil penalties that may be imposed by the Federal EPA. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.

                          AEP GENERATING COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1994      1993         1994        1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $60,828    $63,733     $180,259    $176,635

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    26,281     28,596       78,020      71,326
  Rent - Rockport Plant Unit 2 . . . . .    17,401     16,574       50,553      49,762
  Other Operation. . . . . . . . . . . .     2,618      3,008        7,901       8,506
  Maintenance. . . . . . . . . . . . . .     2,788      3,336        8,363      10,009
  Depreciation . . . . . . . . . . . . .     5,396      5,393       16,212      16,231
  Taxes Other Than Federal Income Taxes.     1,234      1,192        3,726       4,163
  Federal Income Taxes . . . . . . . . .     1,200      1,300        3,675       3,749

          TOTAL OPERATING EXPENSES . . .    56,918     59,399      168,450     163,746

OPERATING INCOME . . . . . . . . . . . .     3,910      4,334       11,809      12,889

NONOPERATING INCOME. . . . . . . . . . .       820      1,002        2,505       3,522

INCOME BEFORE INTEREST CHARGES . . . . .     4,730      5,336       14,314      16,411

INTEREST CHARGES . . . . . . . . . . . .     2,439      2,801        7,256       8,225

NET INCOME . . . . . . . . . . . . . . .   $ 2,291    $ 2,535     $  7,058    $  8,186



                     STATEMENTS OF RETAINED EARNINGS
                               (UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1994      1993         1994        1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $1,185    $14,430      $1,339      $23,173

NET INCOME . . . . . . . . . . . . . . .     2,291      2,535       7,058        8,186

CASH DIVIDENDS DECLARED. . . . . . . . .     2,260      7,197       7,181       21,591

BALANCE AT END OF PERIOD . . . . . . . .    $1,216    $ 9,768      $1,216      $ 9,768



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                         AEP GENERATING COMPANY
                             BALANCE SHEETS
                               (UNAUDITED)

                                                  September 30,  December 31,
                                                       1994          1993
                                                        (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $626,012       $627,502
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,700          1,757
  Construction Work in Progress . . . . . . . . . . . . . .      2,216          1,773
          Total Electric Utility Plant. . . . . . . . . . .    630,928        631,032
  Accumulated Depreciation. . . . . . . . . . . . . . . . .    194,136        181,587


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    436,792        449,445




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .        552              3
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     20,284         18,729
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     16,854         12,867
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,171          4,121
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        540            731


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     42,401         36,451




DEFERRED FEDERAL INCOME TAX ASSETS. . . . . . . . . . . . .      5,716         10,975



REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     30,508         30,536




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $515,417       $527,407

See Notes to Financial Statements.

                         AEP GENERATING COMPANY
                             BALANCE SHEETS
                               (UNAUDITED)

                                                  September 30,   December 31,
                                                       1994           1993
                                                        (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     47,735         54,435
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      1,216          1,339
          Total Common Shareowner's Equity. . . . . . . . .     49,951         56,774
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     53,302        108,188

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    103,253        164,962

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      2,119          1,736

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .     55,000           -
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -            15,250
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      5,779          8,809
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      6,189          3,697
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .        745          2,963
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     24,878          5,588
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,120          1,063

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     94,711         37,370

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    212,978        218,646

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     81,363         83,901

DEFERRED AMOUNTS DUE TO CUSTOMERS FOR
  FEDERAL INCOME TAXES. . . . . . . . . . . . . . . . . . .     19,632         20,792

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .      1,361           -

CONTINGENCIES (Note 2)

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $515,417       $527,407

See Notes to Financial Statements.

                         AEP GENERATING COMPANY
                        STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1994          1993
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  7,058       $  8,186
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    16,212         16,231
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     4,099          3,428
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,538)        (2,542)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (5,668)        (5,668)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .    (1,555)           844
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (4,037)        10,158
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (3,030)           (38)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     2,492         12,820
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    (2,218)        (2,243)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .    19,290         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     2,513            428
        Net Cash Flows From Operating Activities . . . . . .    32,618         60,068

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (2,938)        (1,554)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .    (6,700)          -
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (15,250)          -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (7,181)       (21,591)
        Net Cash Flows Used For Financing Activities . . . .   (29,131)       (21,591)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       549         36,923
Cash and Cash Equivalents at Beginning of Period . . . . . .         3         27,974
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    552       $ 64,897


Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $9,227,000 and $10,201,000 and for income taxes was $(1,026,000) and $(9,527,000) in 1994 and
  1993, respectively.

See Notes to Financial Statements.

                     AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K.

2.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                     AEP GENERATING COMPANY
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            THIRD QUARTER 1994 vs. THIRD QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

    Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and other capital net of temporary cash investments. Net income declined $0.2 million or 10% in the third quarter and $1.1 million or 14% in the year-to-date period resulting from a reduction in common equity on which a return was earned and lower interest income, offset in part by an increase in the return on other capital due to significantly lower temporary cash investments during 1994. The reduction in common equity resulted primarily from the payment of dividends in excess of net income in 1993 as well as capital returned to the parent company subsequent to September 30, 1993.
    Income statement items which changed significantly were as follows:
                                     Increase (Decrease)
                              Third Quarter       Year-To-Date
                            (in millions)   %  (in millions)   %

Operating Revenues. . . . .    $(2.9)      (5)    $ 3.6        2
Fuel Expense. . . . . . . .     (2.3)      (8)      6.7        9
Rent Expense-Rockport
  Plant Unit 2. . . . . . .      0.8        5       0.8        2
Other Operation Expense . .     (0.4)     (13)     (0.6)      (7)
Maintenance Expense . . . .     (0.5)     (16)     (1.6)     (16)
Taxes Other Than Federal
  Income Taxes. . . . . . .       -         -      (0.4)     (10)
Nonoperating Income . . . .     (0.2)     (18)     (1.0)     (29)
Interest Charges. . . . . .     (0.4)     (13)     (1.0)     (12)

    Operating revenues decreased in the third quarter primarily due to the recovery of lower fuel expense and increased in the year-to-date period reflecting the recovery of increased fuel expense partially offset by lower maintenance expense, other operation expense and taxes other than federal income taxes. The decline in fuel expense in the third quarter was due to a 3% reduction in generation and a favorable inventory adjustment of $0.9 million. In the year-to-date period the increase in fuel expense resulted from an increase in generation of more than 4% primarily due to increased availability of Rockport Plant Unit 2 which had been out of service for routine maintenance in April and May of 1993 and the effect of a coal transportation cost refund received in the first quarter of 1993.
    Rent expense for Rockport Plant Unit 2 increased in both periods due to a third quarter 1994 accrual for Indiana Gross income tax applicable to the lease. The decrease in other operation expense for the quarter resulted from a substantial reduction of a FERC annual operating assessment. The year-to-date decrease in other operation expense resulted from a reduction in accruals for postretirement benefits other than pensions which are billed to the Company by Indiana Michigan Power Company, an affiliate, the operator of Rockport Plant as well as the lower FERC annual operating assessment. In 1994 maintenance expense decreased due to the effect of boiler inspections and repairs at both Rockport Plant units in 1993. Taxes other than federal income taxes decreased in the year-to-date period as a result of an additional accrual for Indiana property taxes recorded in 1993 and a reduction in the 1994 accrual for Indiana supplemental net income taxes reflecting reduced taxable income.
    Nonoperating income decreased in both comparable periods due to a significant reduction in interest income reflecting reduced temporary cash investments in 1994 compared with 1993. The reduction in temporary cash investments reflects the repayment of debt and return of capital to the parent company. The reduction in year-to-date nonoperating income was also caused by interest income recorded in March 1993 on prior years' income tax refunds from the Internal Revenue Service. The redemption of a $55 million installment purchase contract in December 1993 accounted for the decline in interest charges offset, in part, by an increase in interest on short-term debt borrowings.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           1994         1993        1994          1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $371,842     $393,671   $1,179,799    $1,127,324

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   92,453       96,927      299,147       265,538
  Purchased Power. . . . . . . . . . . .   78,716       87,666      250,320       250,960
  Other Operation. . . . . . . . . . . .   46,770       47,991      141,237       141,069
  Maintenance. . . . . . . . . . . . . .   30,311       30,821      101,307        88,614
  Depreciation and Amortization. . . . .   32,195       30,939       95,377        92,029
  Taxes Other Than Federal Income Taxes.   28,559       27,813       90,964        79,469
  Federal Income Taxes . . . . . . . . .   11,992       14,863       41,997        40,374

          TOTAL OPERATING EXPENSES . . .  320,996      337,020    1,020,349       958,053

OPERATING INCOME . . . . . . . . . . . .   50,846       56,651      159,450       169,271
NONOPERATING INCOME (LOSS) . . . . . . .     (697)         506       (4,240)       (1,931)
INCOME BEFORE INTEREST CHARGES . . . . .   50,149       57,157      155,210       167,340
INTEREST CHARGES . . . . . . . . . . . .   24,418       25,216       72,939        75,417
NET INCOME . . . . . . . . . . . . . . .   25,731       31,941       82,271        91,923
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    4,277        4,217       11,557        12,672
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 21,454     $ 27,724   $   70,714    $   79,251


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended       Nine Months Ended
                                             September 30,             September 30,
                                           1994         1993         1994          1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $222,835     $227,989     $227,816      $229,920
NET INCOME . . . . . . . . . . . . . . .   25,731       31,941       82,271        91,923
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   27,035       32,534       81,105        85,992
    Cumulative Preferred Stock . . . . .    3,921        4,100       11,002        12,322
  Capital Stock Expense. . . . . . . . .      185          116          555           349

BALANCE AT END OF PERIOD . . . . . . . . $217,425     $223,180     $217,425      $223,180

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .      $1,814,042     $1,781,005
  Transmission . . . . . . . . . . . . . . . . . . . .       1,000,800        987,147
  Distribution . . . . . . . . . . . . . . . . . . . .       1,289,348      1,225,436
  General. . . . . . . . . . . . . . . . . . . . . . .         157,734        140,942
  Construction Work in Progress. . . . . . . . . . . .          70,821         59,170
          Total Electric Utility Plant . . . . . . . .       4,332,745      4,193,700
  Accumulated Depreciation and Amortization. . . . . .       1,612,439      1,550,855

          NET ELECTRIC UTILITY PLANT . . . . . . . . .       2,720,306      2,642,845


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .          49,202         51,551


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .           4,390          4,626
  Accounts Receivable. . . . . . . . . . . . . . . . .         117,319        132,206
  Allowance for Uncollectible Accounts . . . . . . . .            (932)        (1,344)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .          70,335         46,881
  Materials and Supplies . . . . . . . . . . . . . . .          46,318         43,351
  Accrued Utility Revenues . . . . . . . . . . . . . .          41,369         58,294
  Prepayments. . . . . . . . . . . . . . . . . . . . .          11,107          7,430

          TOTAL CURRENT ASSETS . . . . . . . . . . . .         289,906        291,444


REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .         316,276        320,160
  Other. . . . . . . . . . . . . . . . . . . . . . . .         136,312        122,367

          TOTAL REGULATORY ASSETS. . . . . . . . . . .         452,588        442,527

            TOTAL. . . . . . . . . . . . . . . . . . .      $3,512,002     $3,428,367

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                        September 30,   December 31,
                                                             1994           1993
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      494,408         494,834
  Retained Earnings. . . . . . . . . . . . . . . . . .      217,425         227,816
          Total Common Shareowner's Equity . . . . . .      972,291         983,108
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      190,450         160,450
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,179,036       1,215,124

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,396,777       2,413,682

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       63,191          55,865

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .      111,050          39,500
  Accounts Payable . . . . . . . . . . . . . . . . . .       85,026          68,158
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       29,661          52,128
  Customer Deposits. . . . . . . . . . . . . . . . . .       14,203          13,670
  Interest Accrued . . . . . . . . . . . . . . . . . .       32,742          18,212
  Other. . . . . . . . . . . . . . . . . . . . . . . .       69,448          71,259

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      342,130         262,927

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      588,473         578,948

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       79,590          82,987

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       41,841          33,958

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,512,002      $3,428,367

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                1994           1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  82,271    $  91,923
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .     97,283       93,934
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     13,374       (4,934)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (3,672)      (3,695)
    Deferred Power Supply Costs (net). . . . . . . . . . . .      9,981       18,104
    Provision for Rate Refunds . . . . . . . . . . . . . . .     (9,975)      10,185
    Storm Damage Expense Deferrals (net) . . . . . . . . . .    (22,617)      (3,690)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     14,475         (247)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (26,421)      20,036
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     16,925       12,408
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     16,868       (4,210)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (22,467)      (6,546)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     14,530       11,213
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .        472       13,946
        Net Cash Flows From Operating Activities . . . . . .    181,027      248,427

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (153,237)    (130,434)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     29,574         -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     20,817      138,737
  Change in Short-term Debt (net). . . . . . . . . . . . . .     71,550      (32,850)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (58,221)    (126,663)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (81,105)     (85,992)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (10,641)     (12,344)
        Net Cash Flows Used For Financing Activities . . . .    (28,026)    (119,112)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .       (236)      (1,119)
Cash and Cash Equivalents at Beginning of Period . . . . . .      4,626        9,501
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   4,390    $   8,382

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $56,652,000 and $62,713,000 and for income  taxes was  $37,400,000  and $44,093,000  in 1994 and  1993, respectively.
  Noncash acquisitions under capital leases were $18,740,000 and $8,473,000 in 1994 and
  1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

           APPALACHIAN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual
    Report as incorporated in and filed with the Form 10-K.

2.  RATE MATTERS

        The Company filed a request with the Virginia State Corporation Commission (VA SCC) for a net decrease of $12.3 million in rates charged to its Virginia retail customers to be effective November 15, 1994. The net decrease consists of a $28 million decrease in the fuel factor component of rates offset, in part, by an increase of $15.7 million in base rates. The increase in base rates would, in part, recover the costs of extensive repairs to facilities damaged by last winter's severe storms. The Company has deferred $23.7 million of Virginia retail incremental storm damage expenses related to two major ice storms in February and March 1994. The Company proposes in this rate proceeding to amortize the $23.7 million deferred storm damage expenses over a three-year period, consistent with the amortization of $4.1 million of major storm damage expenses approved by the VA SCC in the previous 1992 rate case. Failure to recover such deferrals in cost of service would result in an immediate write-off of $15.4 million after tax.

3.  FINANCING ACTIVITY

        In August 1994, the Company issued $21 million of 7.70%
    Series First Mortgage Bonds due in 2004. The proceeds were used to repay short-term debt and for other corporate purposes.

4.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

           APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1994 vs. THIRD QUARTER 1993

RESULTS OF OPERATIONS

    Net income decreased $6.2 million or 19% primarily due to a decrease in energy sales as cooler weather reduced the demand of residential and wholesale customers and increased capacity costs from the AEP System Power Pool (Power Pool) resulting from an increase in the relative peak demand allocation ratio established in January 1994.
    Income statement lines which changed significantly were:

                                                  Decrease
                                               (in millions)  %

Operating Revenues. . . . . . . . . . . . . . .    $(21.8)   (6)
Fuel Expense. . . . . . . . . . . . . . . . . .      (4.5)   (5)
Purchased Power Expense . . . . . . . . . . . .      (9.0)  (10)
Federal Income Taxes. . . . . . . . . . . . . .      (2.9)  (19)

    Operating revenues for retail and wholesale customers decreased due to the weather-related decrease in demand for energy. Residential energy sales decreased 7% and sales to commercial customers declined 1%. Wholesale sales decreased 26% as the Company's share of sales to unaffiliated utilities by the Power Pool was lower due to the milder summer weather in 1994.
    Fuel expense decreased primarily due to a lower average cost of fuel consumed. Purchased power expense decreased due to a reduction in energy purchased from the Power Pool, reflecting decreased internal demand, partially offset by an increase in Power Pool capacity charges. The Power Pool allocates capacity costs to its members based on their relative peak demands in the prior twelve months. As a result of a new all-time internal peak demand experienced in January 1994, the Company is being charged with a greater portion of the Power Pool's capacity charges which are recorded as purchased power expense. Until the Company is able to recover from its ratepayers the increase in capacity charges, currently estimated to be $27 million higher than in 1993, results of operations will be adversely affected. The Company is seeking recovery, as described below, of the additional Power Pool capacity charges above those currently in rates in the Virginia jurisdiction. The three-year rate change moratorium in West Virginia ending October 31, 1996 is preventing the Company from currently seeking recovery of increased Power Pool capacity charges in the West Virginia jurisdiction.
    Federal income tax expense decreased primarily due to a decrease in pre-tax operating income.
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993
RESULTS OF OPERATIONS
    Although severe winter weather and unseasonably warm spring weather caused energy sales to increase and retail rates were increased in the Virginia jurisdiction, year-to-date net income decreased $9.7 million or 11% primarily due to excessive winter storm damage, the increased capacity costs, explained above, and an increase in West Virginia business and occupation taxes on generation.
    Income statement lines which changed significantly were:
                                                Increase
                                              (in millions)   %

Operating Revenues. . . . . . . . . . . . . . .   $52.5       5
Fuel. . . . . . . . . . . . . . . . . . . . . .    33.6      13
Maintenance . . . . . . . . . . . . . . . . . .    12.7      14
Taxes Other Than Federal Income Taxes . . . . .    11.5      14

    The increase in operating revenues was primarily due to increased energy demand by retail and wholesale customers as a result of severe winter weather in the first quarter of 1994 and unseasonably hot weather in June 1994 and the effects of the Virginia retail rate increase. Residential energy sales increased 2% while sales to both commercial and industrial customers increased 3% for the period. Wholesale revenues increased $24 million or 11% primarily due to an increase in the Company's share of increased Power Pool sales to unaffiliated utilities, an increase in energy provided to the Power Pool as a result of the unseasonable weather and forced outages at unaffiliated generating units.
    Fuel expense increased primarily due to an increase in coal-fired generation partially offset by a reduction in the average cost of fuel consumed. The increase in generation resulted from the increased demand for retail and wholesale energy and fewer maintenance outages compared with the same period last year.

    A January 1994 snow storm, primarily in the West Virginia service territory, two major ice storms in February and March 1994, mainly in the Virginia service territory, and several other smaller storms significantly increased year-to-date maintenance expense. Storm damage expenditures from these storms in 1994 were $42.9 million of which $23.7 million of Virginia jurisdictional incremental expenses were deferred for future recovery as a regulatory asset in accordance with a precedent established in a previous rate proceeding. Should the Company be unable to recover such deferrals in its current Virginia rate case, results of operations would be adversely impacted.
    Taxes other than federal income taxes increased primarily due to the generation based West Virginia business and occupation tax reflecting the increased generation at West Virginia plants. FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first nine months of 1994 were $173 million, a 24% increase.
    In March 1994, the Company redeemed the remaining $56.7 million outstanding balance of 8-3/4% Series First Mortgage Bonds due in 2017. In June 1994, $30 million of $100 stated value 6.85% Cumulative Preferred Stock was issued. In August and October two series of first mortgage bonds were issued: $21 million of 7.70% bonds and $50 million of 7.85% bonds.
    Outstanding short-term debt increased $71.6 million from year-end levels.
RATE MATTERS
    The Company filed a request with the Virginia State Corporation Commission for a net decrease of $12.3 million in rates charged to its Virginia retail customers to be effective November 15, 1994. The net decrease consists of a $28 million reduction in the fuel factor component of rates offset, in part, by an increase of $15.7 million in base rates. The requested increase in base rates includes, among other things, recovery of the costs of extensive repairs to facilities damaged by last winter's severe storms and increased Power Pool capacity charges. The Company proposes in this rate proceeding to amortize the $23.7 million deferred storm damage expenses over a three-year period, in accordance with a prior precedent. Failure to recover such deferrals in cost of service would result in the immediate write-off of $15.4 million after tax.

<PAGE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                     1994         1993        1994         1993
                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . $280,470    $ 276,438    $793,053     $716,133

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   52,430       53,258     154,084      136,036
  Purchased Power. . . . . . . . . . . .   35,028       46,097     109,673      124,382
  Other Operation. . . . . . . . . . . .   40,106       45,853     126,968      126,609
  Maintenance. . . . . . . . . . . . . .   17,512       17,616      50,120       51,411
  Depreciation . . . . . . . . . . . . .   20,870       21,575      62,188       64,406
  Amortization (Deferral) of Zimmer
    Plant Phase-in Costs . . . . . . . .    8,960       (1,492)     19,811       (7,409)
  Taxes Other Than Federal Income Taxes.   24,261       25,172      75,705       75,439
  Federal Income Taxes . . . . . . . . .   19,706       17,564      44,916       31,368

          TOTAL OPERATING EXPENSES . . .  218,873      225,643     643,465      602,242

OPERATING INCOME . . . . . . . . . . . .   61,597       50,795     149,588      113,891
NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying
    Charges (net of tax) . . . . . . . .    1,063        4,584       4,621       20,527
  Other. . . . . . . . . . . . . . . . .      339        1,302       1,337        3,792

          TOTAL NONOPERATING INCOME. . .    1,402        5,886       5,958       24,319

LOSS FROM ZIMMER PLANT DISALLOWANCE:
  Disallowed Cost. . . . . . . . . . . .     -         159,067        -         159,067
  Related Income Taxes . . . . . . . . .     -         (14,534)       -         (14,534)

          NET ZIMMER LOSS. . . . . . . .     -         144,533        -         144,533

INCOME (LOSS) BEFORE INTEREST CHARGES. .   62,999      (87,852)    155,546       (6,323)
INTEREST CHARGES . . . . . . . . . . . .   20,471       22,405      63,124       67,054
NET INCOME (LOSS). . . . . . . . . . . .   42,528     (110,257)     92,422      (73,377)
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    3,203        2,766       8,880        8,297
EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK. . . . . . . . . . . . $ 39,325    $(113,023)   $ 83,542     $(81,674)



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,456,980      $1,443,506
  Transmission . . . . . . . . . . . . . . . . . . . .        306,239         295,539
  Distribution . . . . . . . . . . . . . . . . . . . .        786,984         755,342
  General. . . . . . . . . . . . . . . . . . . . . . .        102,701          97,874
  Construction Work in Progress. . . . . . . . . . . .         46,057          52,794
          Total Electric Utility Plant . . . . . . . .      2,698,961       2,645,055
  Accumulated Depreciation . . . . . . . . . . . . . .        866,756         811,817

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,832,205       1,833,238


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         33,034          34,558


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         18,119           6,633
  Accounts Receivable. . . . . . . . . . . . . . . . .         62,347          52,088
  Allowance for Uncollectible Accounts . . . . . . . .         (1,800)           (991)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         26,534          32,257
  Materials and Supplies . . . . . . . . . . . . . . .         25,816          25,772
  Accrued Utility Revenues . . . . . . . . . . . . . .         24,090          28,889
  Prepayments. . . . . . . . . . . . . . . . . . . . .         24,478          28,372
  Other. . . . . . . . . . . . . . . . . . . . . . . .            616           1,863

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        180,200         174,883

REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        287,057         290,644
  Other. . . . . . . . . . . . . . . . . . . . . . . .        208,969         249,348

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        496,026         539,992

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,541,465      $2,582,671

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                        September 30,    December 31,
                                                   1994            1993
                                                      (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       565,642          566,046
  Retained Earnings. . . . . . . . . . . . . . . . . .        49,988           18,288
          Total Common Shareowner's Equity . . . . . .       656,656          625,360
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .       150,000          125,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       947,494          997,013

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,754,150        1,747,373


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        21,999           17,189

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        50,000           20,700
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -              25,225
  Accounts Payable . . . . . . . . . . . . . . . . . .        37,463           50,547
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        60,657          114,233
  Interest Accrued . . . . . . . . . . . . . . . . . .        30,411           23,245
  Other. . . . . . . . . . . . . . . . . . . . . . . .        35,239           22,189

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       213,770          256,139

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       473,094          474,290

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        65,762           68,533

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        12,690           19,147

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,541,465       $2,582,671

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                       Nine Months Ended
                                                         September 30,
                                                      1994           1993
                                                         (in thousands)
OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . $  92,422      $ (73,377)
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    61,900         67,009
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,391          2,606
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,765)        (4,032)
    Deferred Fuel Cost (net) . . . . . . . . . . . . . . . .    (1,760)         7,532
    Deferred Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    13,176        (37,888)
    Loss from Zimmer Plant Disallowance. . . . . . . . . . .      -           159,067
    Amortization of Deferred Property Taxes. . . . . . . . .    41,884         41,731
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (9,450)       (20,988)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     5,679          1,037
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     4,799            595
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     3,894          1,969
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (13,084)          (518)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (53,576)       (52,114)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     5,982           (637)
        Net Cash Flows From Operating Activities . . . . . .   151,492         91,992

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (51,661)       (62,968)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .    24,596           -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .   198,298        177,885
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (25,225)       (42,019)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (225,834)      (129,542)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (51,591)       (25,436)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (8,589)        (8,297)
        Net Cash Flows Used For Financing Activities . . . .   (88,345)       (27,409)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    11,486          1,615
Cash and Cash Equivalents at Beginning of Period . . . . . .     6,633          8,322
Cash and Cash Equivalents at End of Period . . . . . . . . . $  18,119      $   9,937

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized amounts was $52,895,000  and $64,591,000 and for income taxes was $46,663,000 and $26,654,000 in 1994 and 1993, respectively.
  Noncash acquisitions under capital leases were $8,736,000 and $4,827,000 in 1994 and
  1993, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)


                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                     1994         1993        1994         1993
                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $27,895     $ 133,405    $18,288      $127,562
NET INCOME (LOSS). . . . . . . . . . . .  42,528      (110,257)    92,422       (73,377)
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  17,197          -        51,591        25,436
    Cumulative Preferred Stock . . . . .   3,203         2,766      9,026         8,297
  Capital Stock Expense. . . . . . . . .      35            35        105           105

BALANCE AT END OF PERIOD . . . . . . . . $49,988     $  20,347    $49,988      $ 20,347

See Notes to Consolidated Financial Statements.
/TABLE

        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1994
                           (UNAUDITED)


1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1993
    Annual Report as incorporated in and filed with the Form 10-
    K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

        COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            THIRD QUARTER 1994 vs. THIRD QUARTER 1993

                               AND

             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

    Net income increased by $153 million for the third quarter and by $166 million for the year-to-date period comparisons due to a 1993 disallowance of a portion of the Company's investment in the Zimmer Plant. In November 1993 the Ohio Supreme Court rejected the Company's argument that it should be allowed to include in rate base $165 million of certain costs incurred when the Zimmer Plant was converted from a nuclear project to a coal-fired facility. As a result of the ruling, the Company reflected the adverse impact of the disallowance on results of operations in the third quarter of 1993 reducing net income by $144.5 million after tax.
    Exclusive of the Zimmer Plant disallowance, net income increased by $8 million or 24% in the third quarter 1994 due to reorganization costs recorded in 1993, a reduction in 1994 other operation expenses and a reduction of interest charges due to refinancing debt at lower rates. Year-to-date 1994 net income, excluding the Zimmer Plant disallowance, increased $21 million or 30% due to the favorable impact of increased energy sales reflecting unseasonable weather in 1994 and a reduction of interest charges due to refinancing debt at lower rates.
    Retail revenues increased $8 million or 3% for the third quarter and $60 million or 9% for the year-to-date period due to a rate increase and for the year-to-date period due to severe winter and spring weather partly offset by milder temperatures during the summer. The Public Utilities Commission of Ohio
(PUCO) granted a 7.11% increase in rates effective February 1, 1994 as a result of the November 1993 Ohio Supreme Court ruling that the PUCO did not have authority under state law to order a rate phase-in for the Zimmer Plant. The increase includes a 3.72% base rate increase, which represents the acceleration of the final step of the court rejected rate phase-in plan, and a 3.39% surcharge, which provides for recovery of $96.9 million of previous deferrals under the phase-in plan and a return thereon, to be collected over a period that is not expected to exceed four and one-half years. The rate increase has no effect on net income since it is offset by the amortization of prior year phase-in plan deferrals and the cessation of current year deferrals which would have occurred had the phase-in plan continued in effect.
    Wholesale revenues decreased $5 million or 21% for the quarter as the Company's share of decreased sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) was lower due to the milder weather in the current period. Wholesale revenues increased $15 million or 28% for the year-to-date period primarily due to the Company's share of increased Power Pool sales to unaffiliated utilities and an increase in the energy requirements of the Power Pool as a result of the severe winter weather in the first quarter of 1994, unseasonably warm weather during the late spring and early summer and forced outages at unaffiliated generating units.
    Other income statement lines which changed significantly
were as follows:
                                    Increase (Decrease)
                             Third Quarter        Year-to-Date
                           (in millions)    %  (in millions)   %

Fuel Expense. . . . . . . .    $ (0.8)     (2)     $ 18.0     13
Purchased Power Expense . .     (11.1)    (24)      (14.7)   (12)
Other Operation Expense . .      (5.7)    (13)        0.4     -
Amortization (Deferral) of
  Zimmer Plant Phase-in
  Costs . . . . . . . . . .      10.5    N.M.        27.2   N.M.
Federal Income Taxes. . . .       2.1      12        13.5     43
Deferred Zimmer Plant
  Carrying Charges
  (net of tax). . . . . . .      (3.5)    (77)      (15.9)   (77)

N.M. = Not Meaningful

    The year-to-date increase in fuel expense was due to an increase in net generation reflecting the availability in 1994 of three units that had been out of service for scheduled main-tenance in the second quarter of 1993. Amortization of previously over collected fuel costs through the operation of a fuel clause adjustment mechanism partly offset the effects of the increased generation. Under the fuel clause adjustment mechanism the Company defers fuel cost to the extent it varies from the authorized electric fuel component rate. Such cost variance deferrals are amortized to fuel expense commensurate with their recovery in fuel rates.
    Purchased power expense decreased for both periods due to a reduction in demand caused by the cooler late summer weather.
The decrease in the year-to-date period also resulted from the increase in net generation.
    Other operation expense decreased in the third quarter reflecting the reduction in an accrual for uninsured losses based on prior years experience and the provision for reorganization costs recorded in 1993.
    The amortization of Zimmer Plant phase-in costs increased sharply due to the court ordered discontinuance of Zimmer phase-in plan deferrals in February 1994 and the subsequent amortization of the deferred costs, commensurate with their recovery.
    Federal income tax expense attributable to operations increased substantially primarily due to the increase in pre-tax operating income offset in part by changes in certain book/tax differences accounted for on a flow-through basis in both periods and a retroactive 1% federal income tax rate increase enacted in August 1993 and recorded in the third quarter of 1993 retroactive to January 1, 1993.
    Deferred Zimmer Plant carrying charges declined from the prior year since the carrying charges in 1994 were accrued on the unamortized phase-in plan deferral balance while the 1993 carrying charges were accrued on the larger Zimmer investment not yet phased into rates.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                     1994        1993           1994        1993
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $317,061    $320,409       $965,086    $901,477

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   51,591      61,106        151,534     172,118
  Purchased Power. . . . . . . . . . . .   29,956      32,270        110,186      79,740
  Other Operation. . . . . . . . . . . .   72,728      65,415        216,608     193,279
  Maintenance. . . . . . . . . . . . . .   36,479      40,146        109,486     118,181
  Depreciation and Amortization. . . . .   33,911      34,757        102,051     103,561
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911         11,733      11,733
  Taxes Other Than Federal Income Taxes.   19,433      17,591         55,595      54,308
  Federal Income Taxes . . . . . . . . .   13,643      12,315         39,037      21,668
          TOTAL OPERATING EXPENSES . . .  261,652     267,511        796,230     754,588
OPERATING INCOME . . . . . . . . . . . .   55,409      52,898        168,856     146,889
NONOPERATING INCOME (LOSS) . . . . . . .      328         538          5,077      (1,809)
INCOME BEFORE INTEREST CHARGES . . . . .   55,737      53,436        173,933     145,080
INTEREST CHARGES . . . . . . . . . . . .   18,009      19,778         53,963      61,503
NET INCOME . . . . . . . . . . . . . . .   37,728      33,658        119,970      83,577
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,890       3,470          8,760      10,746
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 34,838    $ 30,188       $111,210    $ 72,831



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                     1994        1993           1994        1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $200,611    $161,460       $177,638    $171,309
NET INCOME . . . . . . . . . . . . . . .   37,728      33,658        119,970      83,577
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   26,652      31,934         79,956      84,406
    Cumulative Preferred Stock . . . . .    2,890       3,470          8,760      10,746
  Capital Stock Expense. . . . . . . . .       48          15            143          35

BALANCE AT END OF PERIOD . . . . . . . . $208,749    $159,699       $208,749    $159,699

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,464,621      $2,602,527
  Transmission . . . . . . . . . . . . . . . . . . . .        845,552         839,198
  Distribution . . . . . . . . . . . . . . . . . . . .        629,796         608,752
  General (including nuclear fuel) . . . . . . . . . .        195,646         152,470
  Construction Work in Progress. . . . . . . . . . . .        111,202          88,010
          Total Electric Utility Plant . . . . . . . .      4,246,817       4,290,957
  Accumulated Depreciation and Amortization. . . . . .      1,644,289       1,714,829

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,602,528       2,576,128



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        477,470         432,459



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          5,491           3,752
  Accounts Receivable (net). . . . . . . . . . . . . .        116,435         121,336
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         31,123          34,476
  Materials and Supplies . . . . . . . . . . . . . . .         59,723          57,800
  Accrued Utility Revenues . . . . . . . . . . . . . .         37,707          34,642
  Prepayments. . . . . . . . . . . . . . . . . . . . .          8,404          12,043

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        258,883         264,049




REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        298,850         286,948
  Other. . . . . . . . . . . . . . . . . . . . . . . .        237,034         205,874

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        535,884         492,822



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,874,765      $3,765,458

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,   December 31,
                                                              1994           1993
                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       734,477          734,933
  Retained Earnings. . . . . . . . . . . . . . . . . .       208,749          177,638
          Total Common Shareowner's Equity . . . . . .       999,810          969,155
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        52,000           87,000
    Subject to Mandatory Redemption. . . . . . . . . .       135,000          100,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       967,840        1,073,154

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,154,650        2,229,309

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       376,666          288,197

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       100,000             -
  Short-term Debt. . . . . . . . . . . . . . . . . . .        11,700           50,075
  Accounts Payable . . . . . . . . . . . . . . . . . .        49,196           57,918
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        59,546           54,473
  Interest Accrued . . . . . . . . . . . . . . . . . .        21,767           18,894
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .        24,878            5,588
  Obligations Under Capital Leases . . . . . . . . . .        34,983           20,585
  Other. . . . . . . . . . . . . . . . . . . . . . . .        80,273           73,779

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       382,343          281,312

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       558,420          553,920

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       175,474          186,032

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       205,965          211,446

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        21,247           15,242

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,874,765       $3,765,458

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 119,970     $  83,577
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .   110,331       111,063
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .    11,733        11,733
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .   (10,881)       26,620
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (7,402)      (38,979)
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (10,208)       (6,239)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     4,901         7,140
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     1,430        17,278
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    (3,065)       51,091
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (8,722)       (9,971)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     5,073        44,651
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .    19,290        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (7,527)          414
        Net Cash Flows From Operating Activities . . . . . .   224,923       316,842

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (83,904)      (76,922)
  Proceeds from Sales of Property and Other. . . . . . . . .     1,207          -
        Net Cash Flows Used For Investing Activities . . . .   (82,697)      (76,922)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .    34,618        29,541
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    89,221       174,095
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (35,798)      (40,896)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (101,833)     (300,911)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (38,375)       (7,525)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (79,956)      (84,406)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (8,364)      (11,130)
        Net Cash Flows Used For Financing Activities . . . .  (140,487)     (241,232)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     1,739        (1,312)
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,752         7,459
Cash and Cash Equivalents at End of Period . . . . . . . . . $   5,491     $   6,147

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was $49,498,000 and $61,905,000 and for income  taxes was  $66,249,000  and  $41,003,000  in  1994 and  1993, respectively.
  Noncash acquisitions under capital leases were $70,933,000 and  $8,055,000 in  1994 and
  1993, respectively.


See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual
    Report as incorporated in and filed with the Form 10-K.

2.  VALUATION OF SECURITIES

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS
    115) which requires fair value accounting for investments in equity securities with readily determinable market values and investments in debt securities except those that the reporting enterprise has the positive intent and ability to hold to maturity. Debt securities not classified as held-to-maturity, shall be classified as trading or available-for-sale. Investments held in trust for decommissioning nuclear facilities and for disposal of spent nuclear fuel were classified as available-for-sale under SFAS 115. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be reported as a separate component of shareholder's equity. However, due to the rate-making process, SFAS 115 adjustments for unrealized gains and losses to the carrying value of investments held in the trusts will result in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs.
        The cumulative effect of adopting SFAS 115 on January 1, 1994 resulted in an increase in the decommissioning and spent nuclear fuel trust fund assets of $20.4 million comprised of an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million, with no effect on net income and/or shareholder's equity due to a corresponding net increase to the decommissioning liability and a reduction to regulatory assets. As required by SFAS 115, prior year amounts were not restated.
        The trust investments reported in other property and investments had a fair value of $321 million at January 1, 1994 and consist primarily of long-term tax-exempt municipal bonds. At January 1, 1994, the maturities of investments in debt securities range from 1994 to 2024.

3.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1994 vs. THIRD QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
    Net income increased $4.1 million or 12% for the quarter and $36.4 million or 43.5% for the year-to-date period primarily due to a retail rate increase, growth in demand from industrial customers and reduced interest expense from a refinancing program. The year-to-date increase also reflects unseasonable weather in the first and second quarters of 1994 and certain nonoperating federal income tax adjustments.
    Income statement line items which changed significantly
were:
                                   Increase (Decrease)
                             Third Quarter       Year-to-Date
                          (in millions)   %    (in millions)  %

Operating Revenues. . . .     $(3.3)     (1)       $ 63.6      7
Fuel Expense. . . . . . .      (9.5)    (16)        (20.6)   (12)
Purchased Power Expense .      (2.3)     (7)         30.4     38
Other Operation Expense .       7.3      11          23.3     12
Maintenance Expense . . .      (3.7)     (9)         (8.7)    (7)
Federal Income Taxes. . .       1.3      11          17.4     80
Nonoperating Income
  (Loss). . . . . . . . .      (0.2)    (39)          6.9    N.M.
Interest Charges. . . . .      (1.8)     (9)         (7.5)   (12)

N.M. = Not Meaningful

    Operating revenues declined in the third quarter due to a 20% decline in energy sales to wholesale customers attributable to a refueling outage at the Company's nuclear plant, which reduced the amount of energy supplied to affiliated members of the AEP System Power Pool (Power Pool), and a decline in the Company's share of Power Pool sales to unaffiliated utilities as total Power Pool sales declined due to mild summer temperatures in 1994. Although wholesale revenues decreased, retail revenues increased during the third quarter due to a rate increase in the Indiana retail jurisdiction effective in November 1993 as well as increased commercial and industrial customer demand and an increase in the number of industrial customers.

    For the year-to-date period operating revenues increased significantly mainly due to the rate increase in the Indiana retail jurisdiction and increased energy requirements of retail customers partly offset by reduced wholesale sales. Retail energy sales increased due to colder winter weather, warmer weather in May and June and growth in the number of industrial customers and their usage. Wholesale sales declined as a result of scheduled refueling and maintenance outages of both units of the Company's nuclear plant in 1994 which reduced the amount of energy supplied to the Power Pool, partially offset by increased sales to directly-supplied unaffiliated wholesale customers.
    The reduction in fuel expense reflects a lower average cost of fuel consumed during the quarter and a decrease in generation in both periods, due to the scheduled refueling and maintenance outages at the nuclear units and a general boiler inspection and repair outage at one coal-fired unit.
    Purchased power expense declined in the third quarter reflecting reduced purchases from the Power Pool due to the mild summer weather in 1994. The increase in year-to-date purchased power expense resulted from increased purchases for pass-through sales to unaffiliated utilities in the first half of the year due to the severe winter and the unseasonably hot spring weather; lower internal generation due to the refueling and maintenance outages; and increased purchases from AEP Generating Company, an affiliated supplier, which had one unit out of service for maintenance in the second quarter of 1993.
    The accrual of additional nuclear decommissioning expense in accordance with commission approvals, an increased accrual for other postretirement benefits commensurate with rate recovery and an increase in administrative and general expenses caused the increase in other operation expense in both periods. The year-to-date increase also includes a provision for the disposal of inventory and for employee severance benefits resulting from the closing of the Breed Plant.
    Maintenance expense decreased in both periods as a result of a reduction in overall planned levels of maintenance.
Incremental nuclear refueling maintenance performed during the nuclear plant refueling outage is deferred and amortized over a period of approximately eighteen months from the beginning of the current refueling outage until the start of the next outage in accordance with rate-making commission approval.
    Federal income taxes attributable to operations increased in both periods primarily due to increased pre-tax operating income.
    The increase in nonoperating income for the year-to-date period reflects the favorable federal income tax effects of the Breed Plant closing and the unfavorable effects of adopting Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in January 1993 for nonutility assets and liabilities.
    Interest charges declined due to debt repayments during 1993 and a refinancing program which lowered interest rates. Subsequent to September 1993 the Company retired $30 million of long-term debt, and refinanced at lower rates $160 million of long-term debt.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first nine months of 1994 were $156 million. During the same period short-term debt outstanding decreased $38 million from year-end levels.
    During February 1994 the Company redeemed $35 million of 7.76% Cumulative Preferred Stock and issued $35 million of 6.30% Cumulative Preferred Stock. In March the Company retired $100 million of 8-3/4% First Mortgage Bonds and issued two $25 million series of First Mortgage Bonds at 6.55% due in 2004 and 7.50% due in 2024. In June the Company issued $40 million of 7.63% First Mortgage Bonds due in 2001.
BREED PLANT RETIREMENT
    In the first quarter of 1994 the 325-megawatt Breed Plant, with an original cost of $153 million, was retired without materially affecting results of operations or financial condition. In accordance with the Federal Energy Regulatory Commission Uniform System of Accounts the investment in the Breed Plant was charged to the accumulated reserve for depreciation. The Breed Plant, which began commercial operation in 1960, had been operated on a restricted basis since 1992 when plans to close the plant were announced.
NEW ACCOUNTING STANDARD
    On January 1, 1994, the Company implemented SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which required that the Company adopt fair value accounting for nuclear decommissioning and spent nuclear fuel disposal trust fund investments. SFAS 115 requires that unrealized gains and losses on investments classified as available-for-sale should be included as a separate component of shareholder's equity. However, due to the rate-making process, adjustments to the fair value of the investments held in the trusts resulted in corresponding adjustments to the nuclear decommissioning liability and the regulatory asset for future recovery of spent nuclear fuel disposal costs. The cumulative effect of adopting SFAS 115 resulted in recognizing an unrealized holding gain of $21.4 million and an unrealized holding loss of $1 million with no effect on net income due to a corresponding net increase in the nuclear decommissioning liability and a reduction in regulatory assets.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1994        1993        1994         1993
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $75,346     $76,443     $238,459     $216,778

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  16,151      16,742       54,571       39,791
  Purchased Power. . . . . . . . . . . . .  23,346      26,202       70,355       75,267
  Other Operation. . . . . . . . . . . . .   9,622       9,712       28,463       28,844
  Maintenance. . . . . . . . . . . . . . .   7,204       7,614       24,712       21,518
  Depreciation and Amortization. . . . . .   5,778       5,570       17,231       16,622
  Taxes Other Than Federal Income Taxes. .   2,004       1,486        6,272        5,584
  Federal Income Taxes . . . . . . . . . .     609         115        3,236          624

         TOTAL OPERATING EXPENSES. . . . .  64,714      67,441      204,840      188,250

OPERATING INCOME . . . . . . . . . . . . .  10,632       9,002       33,619       28,528

NONOPERATING LOSS. . . . . . . . . . . . .     (49)         (2)        (174)        (118)

INCOME BEFORE INTEREST CHARGES . . . . . .  10,583       9,000       33,445       28,410

INTEREST CHARGES . . . . . . . . . . . . .   5,192       5,214       15,466       15,539

NET INCOME . . . . . . . . . . . . . . . . $ 5,391     $ 3,786     $ 17,979     $ 12,871




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1994       1993         1994          1993
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $87,186     $88,085     $85,296       $89,957

NET INCOME . . . . . . . . . . . . . . . .   5,391       3,786      17,979        12,871

CASH DIVIDENDS DECLARED. . . . . . . . . .   5,349       6,680      16,047        17,637

BALANCE AT END OF PERIOD . . . . . . . . . $87,228     $85,191     $87,228       $85,191



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                              1994            1993
                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $213,424         $211,617
  Transmission . . . . . . . . . . . . . . . . . . . .      252,234          249,966
  Distribution . . . . . . . . . . . . . . . . . . . .      285,228          281,834
  General. . . . . . . . . . . . . . . . . . . . . . .       56,422           54,637
  Construction Work in Progress. . . . . . . . . . . .       31,142            9,374
          Total Electric Utility Plant . . . . . . . .      838,450          807,428
  Accumulated Depreciation and Amortization. . . . . .      261,634          248,673

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      576,816          558,755

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,229            6,763

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,080              858
  Accounts Receivable. . . . . . . . . . . . . . . . .       18,961           24,346
  Allowance for Uncollectible Accounts . . . . . . . .         (306)            (208)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        8,100            8,405
  Materials and Supplies . . . . . . . . . . . . . . .        9,546            8,804
  Accrued Utility Revenues . . . . . . . . . . . . . .        3,875           10,476
  Prepayments. . . . . . . . . . . . . . . . . . . . .        2,030            1,367

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       43,286           54,048


REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .       42,884           37,910
  Other. . . . . . . . . . . . . . . . . . . . . . . .       10,544           12,903


          TOTAL REGULATORY ASSETS. . . . . . . . . . .       53,428           50,813

            TOTAL. . . . . . . . . . . . . . . . . . .     $679,759         $670,379

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        68,750          58,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        87,228          85,296
          Total Common Shareowner's Equity . . . . . .       206,428         194,496
  Long-term Debt . . . . . . . . . . . . . . . . . . .       253,561         253,495

          TOTAL CAPITALIZATION . . . . . . . . . . . .       459,989         447,991

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        11,624           7,678

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .        32,725          38,150
  Accounts Payable . . . . . . . . . . . . . . . . . .        14,100          18,456
  Customer Deposits. . . . . . . . . . . . . . . . . .         4,398           4,621
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         6,124           6,767
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,404           5,905
  Other. . . . . . . . . . . . . . . . . . . . . . . .        11,201           8,186

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        73,952          82,085

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       112,860         108,966

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        15,717          16,454

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         5,617           7,205

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .      $679,759        $670,379

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1994          1993
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,979      $ 12,871
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    17,255        16,684
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (1,080)       (1,150)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (952)         (962)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     5,483        (1,000)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      (437)       (1,080)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     6,601         3,963
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (4,356)         (795)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      (643)       (3,653)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     4,639          (782)
        Net Cash Flows From Operating Activities . . . . . .    44,489        24,096

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (33,786)      (27,467)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       991         1,294
        Net Cash Flows Used For Investing Activities . . . .   (32,795)      (26,173)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000          -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           84,115
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (5,425)       21,300
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -          (85,885)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (16,047)      (17,637)
        Net Cash Flows From (Used For) Financing Activities.   (11,472)        1,893

Net Increase (Decrease) in Cash and Cash Equivalents . . . .       222          (184)
Cash and Cash Equivalents at Beginning of Period . . . . . .       858         1,070
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,080      $    886

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was  $15,801,000 and $14,279,000 and for income taxes was $5,672,000 and $6,252,000 in 1994 and 1993, respectively.
  Noncash acquisitions under capital leases  were $3,093,000 and $1,681,000  in 1994 and 1993, respectively.


See Notes to Financial Statements.

                     KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1994
                           (UNAUDITED)


1.  GENERAL

        The accompanying unaudited financial statements should be read in conjunction with the 1993 Annual Report as incorporated in and filed with the Form 10-K.

2.  CAPITAL CONTRIBUTION

        The Company received from its parent a cash capital contribution of $10 million in September 1994 which was credited to paid-in capital.

3.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1993 Annual Report.

                     KENTUCKY POWER COMPANY
    MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


            THIRD QUARTER 1994 vs. THIRD QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993


    Net income increased 42% or $1.6 million for the third quarter and 40% or $5.1 million for the year-to-date period. The increase for the quarter primarily reflects lower AEP System Power Pool (Power Pool) capacity charges, due to a reduction in the relative peak demand allocation ratio, and reduced overhead line maintenance activity. Increased energy sales due to unseasonable weather in the first six months of the year which was partially offset by storm damage expenses accounted for the favorable change in year-to-date net income.
    Income statement items that changed significantly were:
                                     Increase (Decrease)
                               Third Quarter      Year-To-Date
                             (in millions)   %  (in millions)  %

Operating Revenues . . . . . .  $(1.1)      (1)    $21.7      10
Fuel Expense . . . . . . . . .   (0.6)      (4)     14.8      37
Purchased Power Expense. . . .   (2.9)     (11)     (4.9)     (7)
Maintenance Expense. . . . . .   (0.4)      (5)      3.2      15
Taxes Other Than Federal
  Federal Income Taxes . . . .    0.5       35       0.7      12
Federal Income Taxes . . . . .    0.5      430       2.6     419

    Operating revenues decreased slightly in the third quarter as cooler summer weather reduced residential sales and lower average fuel costs were passed on to customers. Operating revenues increased significantly in the year-to-date period due to increased energy sales to the Power Pool as a result of increased availability of the Big Sandy Plant Unit 2 in 1994 and an increase in sales to retail and unaffiliated wholesale customers reflecting the unseasonable weather and forced outages at unaffiliated generating units. Big Sandy Unit 2 was out of service the entire second quarter of 1993 for scheduled maintenance and boiler repair. Its availability in 1994 enabled the Company to make energy sales to the Power Pool. Retail energy sales increased 3% for the year-to-date period. Sales to weather sensitive residential and commercial customers increased because of the severe winter weather in 1994 and unseasonably warm weather in June 1994. The weather-related demand for energy and forced outages at unaffiliated generating units caused the increase in sales to unaffiliated wholesale customers.
    The substantial increase in fuel expense in the year-to-date period reflects increased generation, as a result of the increased availability of Big Sandy Unit 2 and the weather related increase in energy demand. The decrease in purchased power expense in both periods was mainly due to decreased energy purchases from the Power Pool reflecting the increase in generation and a reduction in the Company's share of Power Pool capacity charges. In the year-to-date period increased power purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities partly offset the effect of decreased purchases from the Power Pool. Capacity costs are allocated to Power Pool members based on their relative peak demands. A decrease in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members caused the decreased capacity charges from the Power Pool.
    Reduced overhead line maintenance resulted in decreased maintenance expense for the quarter while storm damage to distribution lines caused by severe winter storms in January and February 1994 increased year-to-date maintenance expense.
    The increase in taxes other than federal income taxes was due to higher taxable income and in the year-to-date period the effect of a favorable accrual adjustment for state income taxes recorded in 1993.
    The increase in federal income taxes for the quarter was primarily due to increased pre-tax operating income offset in part by changes in certain book/tax differences accounted for on a flow-through basis and a retroactive 1% federal income tax rate increase enacted in August 1993 and recorded in the third quarter of 1993. The substantial increase in federal income taxes in the year-to-date period was primarily due to an increase in pre-tax operating income.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                    Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                     1994        1993          1994         1993
                                                  (in thousands)
OPERATING REVENUES . . . . . . . . . . . $429,496    $457,532     $1,333,889   $1,298,613
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  167,530     181,051        528,119      502,085
  Purchased Power. . . . . . . . . . . .   12,503      19,898         50,661       47,880
  Other Operation. . . . . . . . . . . .   50,295      60,369        153,001      165,027
  Maintenance. . . . . . . . . . . . . .   37,829      36,775        110,909      107,352
  Depreciation and Amortization. . . . .   33,331      32,222         98,913       96,229
  Taxes Other Than Federal Income Taxes.   44,804      41,085        133,695      126,278
  Federal Income Taxes . . . . . . . . .   21,014      21,032         65,786       56,798

          TOTAL OPERATING EXPENSES . . .  367,306     392,432      1,141,084    1,101,649
OPERATING INCOME . . . . . . . . . . . .   62,190      65,100        192,805      196,964
NONOPERATING INCOME. . . . . . . . . . .    2,624       2,153          4,820       13,061
INCOME BEFORE INTEREST CHARGES . . . . .   64,814      67,253        197,625      210,025
INTEREST CHARGES . . . . . . . . . . . .   22,416      23,610         67,016       77,596
NET INCOME . . . . . . . . . . . . . . .   42,398      43,643        130,609      132,429
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    3,826       4,261         11,476       12,859
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 38,572    $ 39,382     $  119,133   $  119,570



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                    Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                     1994        1993          1994         1993
                                                  (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $485,759    $458,487     $474,500       $445,955
NET INCOME . . . . . . . . . . . . . . .   42,398      43,643      130,609        132,429
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   34,617      41,090      103,851        108,735
    Cumulative Preferred Stock . . . . .    3,826       4,262       11,476         12,865
  Capital Stock Expense. . . . . . . . .       33           6          101             12

BALANCE AT END OF PERIOD . . . . . . . . $489,681    $456,772     $489,681       $456,772

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1994           1993
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,460,355      $2,412,973
  Transmission . . . . . . . . . . . . . . . . . . . .        788,842         767,548
  Distribution . . . . . . . . . . . . . . . . . . . .        775,799         766,639
  General (including mining assets). . . . . . . . . .        785,110         754,347
  Construction Work in Progress. . . . . . . . . . . .         89,947         100,820
          Total Electric Utility Plant . . . . . . . .      4,900,053       4,802,327
  Accumulated Depreciation and Amortization. . . . . .      2,063,471       1,992,082

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,836,582       2,810,245


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        119,071         138,224


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         10,894          20,803
  Accounts Receivable (net). . . . . . . . . . . . . .        164,081         179,175
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        134,373         179,554
  Materials and Supplies . . . . . . . . . . . . . . .         63,553          66,791
  Accrued Utility Revenues . . . . . . . . . . . . . .         23,552          32,234
  Prepayments. . . . . . . . . . . . . . . . . . . . .         43,881          43,907

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        440,334         522,464



REGULATORY ASSETS:
  Amounts Due From Customers For Future
    Federal Income Taxes . . . . . . . . . . . . . . .        421,313         433,822
  Other. . . . . . . . . . . . . . . . . . . . . . . .        200,442         211,550

          TOTAL REGULATORY ASSETS. . . . . . . . . . .        621,755         645,372


            TOTAL. . . . . . . . . . . . . . . . . . .     $4,017,742      $4,116,305


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                     1994           1993
                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .     $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        463,100         463,100
  Retained Earnings. . . . . . . . . . . . . . . . . .        489,681         474,500
          Total Common Shareowner's Equity . . . . . .      1,273,982       1,258,801
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        126,240         126,240
    Subject to Mandatory Redemption. . . . . . . . . .        115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      1,187,898       1,189,086

          TOTAL CAPITALIZATION . . . . . . . . . . . .      2,703,120       2,689,127

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        118,294         104,172

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .            570           5,397
  Short-term Debt. . . . . . . . . . . . . . . . . . .          2,104          40,250
  Accounts Payable . . . . . . . . . . . . . . . . . .         87,291         140,089
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        102,140         168,095
  Interest Accrued . . . . . . . . . . . . . . . . . .         30,706          20,862
  Obligations Under Capital Leases . . . . . . . . . .         25,216          21,916
  Other. . . . . . . . . . . . . . . . . . . . . . . .        131,643         107,592

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        379,670         504,201

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .        693,421         725,283

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         43,686          45,795

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         79,551          47,727

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,017,742      $4,116,305


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                      Nine Months Ended
                                                        September 30,
                                                      1994          1993
                                                        (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 130,609    $ 132,429
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    109,780      107,917
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (19,438)     (23,393)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,606)      (2,994)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .     (4,351)       4,965
    Amortization of Deferred Property Taxes. . . . . . . . .     50,808       48,386
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     15,094        5,868
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     48,419       72,248
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      8,682        8,326
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (52,798)      (1,034)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (65,955)     (49,858)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .      9,844        3,236
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (4,293)     (17,362)
        Net Cash Flows From Operating Activities . . . . . .    223,795      288,734

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (110,660)    (103,416)
  Proceeds from Sale of Property and Other . . . . . . . . .     36,693        3,647
        Net Cash Flows Used For Investing Activities . . . .    (73,967)     (99,769)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .       -          29,554
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     48,302      296,539
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (38,146)      20,889
  Retirement of Cumulative Preferred Stock . . . . . . . . .       -         (22,233)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (54,566)    (453,859)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (103,851)    (108,735)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (11,476)     (12,865)
        Net Cash Flows Used For Financing Activities . . . .   (159,737)    (250,710)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .     (9,909)     (61,745)
Cash and Cash Equivalents at Beginning of Period . . . . . .     20,803       71,056
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  10,894    $   9,311

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts was $55,187,000 and $72,965,000 and for income  taxes  was  $85,171,000 and  $65,068,000 in  1994 and  1993, respectively.
  Noncash acquisitions under capital leases were $31,837,000 and $11,845,000 in 1994 and
  1993, respectively.


See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1994
                           (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1993 Annual
    Report as incorporated in and filed with the Form 10-K.

2.  RATE MATTERS

    Rate Request

        On July 6, 1994 an application to increase base retail rates was filed with the Public Utilities Commission of Ohio
    (PUCO) seeking up to $152.5 million or a 13.8% increase in annual revenues. More than half of the increase reflects recovery of costs associated with the Gavin Plant's flue gas desulfurization system and other costs associated with meeting environmental restrictions imposed by the Clean Air Act Amendments of 1990 (CAAA). The remainder of the request seeks to recover increased costs of service since the last base rate increase in 1986; an increase in depreciation rates which includes recovery on a remaining life basis of the cost of plant and equipment and the cost of removal of plant and equipment; and deferred costs associated with pressurized fluidized bed combustion (PFBC) research and development as well as energy conservation demand-side management (DSM) programs. Failure to recover these deferred PFBC and DSM costs in cost of service would require an immediate write-off of $15.6 million after tax.

3.  CONTINGENCIES

    Meigs Mine Litigation

        In April 1994 the U.S. Court of Appeals for the Sixth Circuit reversed the judgement of the U.S. District Court for the Southern District of Ohio which had granted a preliminary injunction to Southern Ohio Coal Company (SOCCo), a mining subsidiary, preventing the United States Environmental Protection Agency (Federal EPA) and the Federal Office of Surface Mining, Reclamation and Enforce-ment (OSM) from interfering with the removal of water from SOCCo's Meigs 31 mine. On October 11, 1994, the U.S. Supreme Court declined to review the U.S. Court of Appeals decision. SOCCo is currently negotiating a resolution of federal claims.

        As a result of the West Virginia Division of Environ-mental Protection proposing to fine SOCCo for alleged violations from the release of mine water into the Ohio River, SOCCo filed an action on June 1, 1994 in the U.S. District Court for the Southern District of West Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties with respect to the Meigs mine water discharges. On July 27, 1994 West Virginia filed an answer to SOCCo's complaint disputing SOCCo's entitlement to a declaratory judgement and asserting a counterclaim seeking an award of $2.55 million in civil penalties, reimbursement of monitoring costs and compen-sation for unspecified natural resources damage.

        The resolution of these legal actions is not expected to have a material adverse impact on results of operations or financial condition.

    Kammer Plant

        On August 4, 1994, the Federal EPA issued a Notice of Violation (NOV) to the Company alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. The Clean Air Act provides that Federal EPA may, after the expiration of 30 days following the issuance of the NOV, commence a civil action for injunctive relief and/or civil penalties of up to $25,000 per day for each day of violation. On October 24, 1994, following several months of negotiations, the Company executed a Consent Decree which resolves that portion of the August 4, 1994 NOV relating to compliance. The Decree has been transmitted to the U.S. Department of Justice and Federal EPA for their execution and lodging with the U.S. District Court for the Northern District of West Virginia. That portion of the NOV relating to penalties will be addressed independently. At this time management is unable to estimate the amount of any civil penalties that may be imposed by the Federal EPA. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.

    Superfund Site

        The Company was named as a third party defendant in a cost recovery action involving a superfund site. There are approximately two dozen parties involved in the litigation, about half of which have active industrial operations located at the site.

        The Company and other parties are alleged to have sent equipment containing PCBs to the site. PCBs have been identified as one of the chemicals at the site warranting remediation. The cost to date of site investigation and negotiations with Federal EPA is approximately $24 million. A report issued by an independent arbitrator in October 1994 allocated the investigation and negotiation costs to the parties. The share allocated to the Company is not significant.

        Site remediation is presently estimated to be an additional $40 million, although Federal EPA's 1986 Record of Decision initially proposed a remedy which would cost in excess of $60 million. The Company's ultimate share of the total cost of the remediation cannot be estimated until an allocation formula for this phase is established. If the Company's share of the remediation cost is significant, results of operations would be adversely affected unless the costs can be recovered through insurance proceeds and/or the ratemaking process. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.

    Other

        The Company continues to be involved in certain other matters discussed in the 1993 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1994 vs. THIRD QUARTER 1993
                               AND
             YEAR-TO-DATE 1994 vs. YEAR-TO-DATE 1993

RESULTS OF OPERATIONS
    Net income decreased $1.2 million or 3% in the quarter
mainly from reduced demand for energy due to mild summer weather. In the year-to-date period, net income declined $1.8 million or 1% as the favorable effect of severe winter weather in 1994 was offset by a fuel cost disallowance recorded in 1994 related to the Big Muskie Dragline as a result of a Public Utilities Commission of Ohio order, the lack of full recovery of the cost of idling another dragline under major industrial contracts which do not provide for the direct recovery of such costs and a reduction in nonoperating income. Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter       Year-To-Date
                           (in millions)  %   (in millions)    %

Operating Revenues. . . . . .  $(28.0)   (6)      $ 35.3       3
Fuel Expense. . . . . . . . .   (13.5)   (7)        26.0       5
Purchased Power Expense . . .    (7.4)  (37)         2.8       6
Other Operation Expense . . .   (10.1)  (17)       (12.0)     (7)
Taxes Other Than Federal
  Income Taxes. . . . . . . .     3.7     9          7.4       6
Federal Income Taxes. . . . .      -      -          9.0      16
Nonoperating Income . . . . .     0.5    22         (8.2)    (63)
Interest Charges. . . . . . .    (1.2)   (5)       (10.6)    (14)

    Operating revenues declined in the third quarter primarily due to decreased energy demand as a result of mild summer weather and reduced fuel clause recoveries from retail customers. Energy sales to weather sensitive residential and commercial customers decreased 4% and 1%, respectively. Wholesale energy sales decreased 36% reflecting the weather related decline in energy requirements of affiliated members of the AEP System Power Pool (Power Pool) and in the Company's share of sales to unaffiliated utilities by the Power Pool.

    Operating revenues for the year-to-date period rose as the severe winter weather increased the energy requirements of retail customers and unaffiliated utilities. Energy sales to both residential and commercial customers increased 3% in the first nine months of 1994. Sales and the average revenue per kilowatthour sold to unaffiliated utilities, including the Company's share of sales to unaffiliated utilities made by the Power Pool, increased as a result of the unseasonable winter weather and forced outages at unaffiliated generating units.
    Fuel expense and purchased power expense decreased in the quarter reflecting the reduced energy requirements which caused a decline in generation and energy purchases. Fuel expense was also reduced in the quarter due to the operation of the fuel clause adjustment mechanism whereby current expense in excess of recoverable fuel cost was deferred and previous over-recoveries were amortized. Year-to-date fuel expenses increased primarily due to the fuel cost disallowance, the abandonment of the dragline and a higher average cost of fuel consumed. Purchased power expense increased in the year-to-date period due to increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities reflecting the impact of the severe winter weather on demand for wholesale energy in the first quarter of 1994 and outages at unaffiliated generating units.
    Other operation expense decreased in both periods primarily due to a reduction in the amortization of pressurized fluidized bed combustion demonstration plant cost, which is described in
Note 2 in the 1993 Annual Report. Also reducing other operation expense was the effect of a provision for reorganization costs recorded in the third quarter of 1993.
    The increase in taxes other than federal income tax expense was due to increased West Virginia business and occupation taxes on generation reflecting an increase in generation at West Virginia power plants and an increase in Ohio real and personal property taxes due to an increase in property valuation and tax rates.
    Year-to-date federal income tax expense increased primarily due to an increase in pre-tax operating book income and changes in certain book/tax differences accounted for on a flow-through basis.
    The comparative decrease in nonoperating income for the year-to-date period was primarily due to the effects of interest income recorded in 1993 on a court ordered reversal of a prior refund in the Company's Federal Energy Regulatory Commission jurisdiction and on tax refunds received from the Internal Revenue Service in connection with the settlement of audits of prior years' tax returns; and a loss which was recorded in the second quarter of 1994 for the termination of a capital lease on surplus mining equipment. Also reducing year-to-date comparative nonoperating income was the favorable effects of adopting SFAS 109 recorded in January 1993. Interest charges decreased in both periods primarily as a result of the refinancing of debt at lower interest rates.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first nine months of 1994 were $144 million.
    In January 1994 a coal mining subsidiary, Southern Ohio Coal Company (SOCCo), entered into three loan agreements due January 2001 totaling $30 million with 6.20% fixed interest rates and one $15 million variable interest rate term loan agreement due in January 1999 with a rate of 3.725% through July 1994 and 5.6625% through January 1995. The proceeds of the loan were used in January 1994 to pay at maturity two fixed interest rate term loans of $20 million at 8% and $25 million at 8.01%. Also during January 1994 another mining subsidiary, Windsor Coal Company, retired at maturity a $5 million term loan with an interest rate of 8%.
RATE ACTIVITY
    On July 6, 1994, the Company filed with the PUCO for an annual revenue increase of up to $152.5 million. More than half of the requested retail base rate increase is to recover costs associated with the Gavin Plant's flue gas desulfurization system (scrubbers) and other costs resulting from complying with the Clean Air Act Amendments of 1990. The remainder of the increase is to recover the additional cost of providing service to customers since the last base rate increase in 1986; increased depreciation rates for investment in plant and equipment based on a remaining life method and recovery of removal costs; and deferred costs associated with pressurized fluidized bed combustion (PFBC) research and development as well as energy conservation demand-side management (DSM) programs. Failure to recover these deferred PFBC and DSM costs in cost of service would result in the immediate write-off of $15.6 million after tax.
NOTICE OF VIOLATION - KAMMER PLANT
    On August 4, 1994, the United States Environmental
Protection Agency (Federal EPA) issued a Notice of Violation
(NOV) to the Company alleging that the Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements since January 1, 1989. By law the Federal EPA may seek penalties of up to $25,000 per day for each day of violation. On October 24, 1994, following several months of negotiations, the Company executed a Consent Decree which resolves that portion of the August 4, 1994 NOV relating to compliance. The Decree has been transmitted to the government for its execution and filing with the U.S. District Court for the Northern District of West Virginia. That portion of the NOV relating to penalties will be addressed independently. At this time management is unable to estimate the amount of any civil penalties that may be imposed by the Federal EPA. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.
MEIGS MINE LITIGATION
    On October 11, 1994, the U.S. Supreme Court declined to review the U.S. Court of Appeals for the Sixth Circuit's decision that the Federal District Court did not have jurisdiction to prohibit Federal EPA and the Federal Office of Surface Mining, Reclamation and Enforcement (OSM) from interfering with the emergency removal of water from Meigs 31 Mine. On July 15, 1994, SOCCo filed a petition seeking review by the U.S. Supreme Court of an Order of the U.S. Court of Appeals which held that the injunction granted to SOCCo by the U.S. District Court for the Southern District of Ohio was not supported by law. SOCCo is currently negotiating a resolution of federal claims.
    On June 1, 1994, SOCCo filed an action in the U.S. District Court for the Southern District of West Virginia seeking a determination that the state of West Virginia has no jurisdiction to impose penalties upon SOCCo as a result of the Meigs mine water discharges. On July 27, 1994 West Virginia filed an answer to SOCCo's complaint disputing SOCCo's entitlement to a declaratory judgement and asserting a counterclaim seeking an award of $2.55 million in civil penalties, reimbursement of monitoring costs and compensation for unspecified natural resources damage.
    The resolution of the Meigs mine litigation is not expected to have a material adverse impact on results of operations or financial condition.
SUPERFUND SITE
    The Company was named as a third party defendant in a cost recovery action involving a superfund site. There are approximately two dozen parties involved in the litigation, about half of which have active industrial operations located at the site.
    The Company and other parties are alleged to have sent equipment containing PCBs to the site. PCBs have been identified as one of the chemicals at the site warranting remediation. The cost to date of site investigation and negotiations with Federal EPA is approximately $24 million. A report issued by an independent arbitrator in October 1994 allocated investigation costs to the parties. The share of site investigation and negotiation costs allocated to the Company is not significant.
    Site remediation is presently estimated to be an additional $40 million, although Federal EPA's 1986 Record of Decision initially proposed a remedy which would cost in excess of $60 million. The Company's ultimate share of the total cost of the remediation cannot be estimated until an allocation formula for this phase is established. If the Company's share of the remedial cost is significant, results of operations would be adversely affected unless the costs can be recovered through insurance proceeds and/or the ratemaking process. It is not anticipated that the ultimate resolution of this matter will have a material adverse impact on financial condition.

                   PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Appalachian
Power Company ("APCo")

    On September 30, 1994, the U.S. Environmental Protection Agency served APCo and Global Power Company, an independent contractor retained by APCo, with a complaint alleging violations of the Clean Air Act. The complaint is based on alleged violations of the National Emission Standard for Asbestos related to an asbestos abatement project at APCo's Kanawha River Plant. The complaint seeks a civil administrative penalty of $167,500. On October 27, 1994, APCo and Global jointly filed an answer to this complaint and requested both a formal hearing and informal settlement conference.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

        AEP, AEP Generating Company ("AEGCo"), APCo, Columbus
        Southern Power Company ("CSPCo"), Indiana Michigan Power
        Company ("I&M"), Kentucky Power Company ("KEPCo") and
        Ohio Power Company ("OPCo")

            Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            No reports on Form 8-K were filed during the quarter ended September 30, 1994.

     In the opinion of the companies, the financial statements contained herein reflect all adjustments (consisting of only normal recurring accruals) which are necessary to a fair presentation of the results of operations for the interim periods, except for the adjustments resulting from the adoption of SFAS 115 on American Electric Power Company, Inc. and Indiana Michigan Power Company.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              AMERICAN ELECTRIC POWER COMPANY, INC.


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Treasurer

                     AEP GENERATING COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                    APPALACHIAN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                 COLUMBUS SOUTHERN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                 INDIANA MICHIGAN POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer
                     KENTUCKY POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer

                       OHIO POWER COMPANY


G.P. Maloney                         P.J. DeMaria
G.P. Maloney, Vice President         P.J. DeMaria, Vice President
                                          and Treasurer


Date:  November 10, 1994


                              II-2
[/TEXT]
[/DOCUMENT]

</DOCUMENT