Form 10-Q
period 1995-03-31
AEP GENERATING CO /OH/
filed 1995-05-15
CIK 857571

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUSIDIATIES IS REQUESTED TO INCLUDED AS PART OF THE FILING.

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                                         FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                       For The Quarterly Period Ended March 31, 1995

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
              Telephone (216) 456-8173
AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction
H(2) to Form 10-Q.
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                                                  Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par
value $6.50, at April 30, 1995 was 185,585,000.

             AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                          For The Quarter Ended March 31, 1995

                                          INDEX

                                                                             Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income. . . . . . . . . . . . . . .  A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . .  A-4
             Consolidated Statements of Retained Earnings . . . . . . . . .  A-5
             Notes to Consolidated Financial Statements . . . . . . . . . .  A-6
             Management's Discussion and Analysis of Results of Operations
               and Financial Condition. . . . . . . . . . . . . . . . . . .  A-7 - A-8

           AEP Generating Company:
             Statements of Income and Statements of Retained Earnings . . .  B-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  B-2 - B-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  B-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . .  B-5
             Management's Narrative Analysis of Results of Operations . . .  B-5

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . .  C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . .  C-4
             Notes to Consolidated Financial Statements . . . . . . . . . .  C-5
             Management's Discussion and Analysis of Results of Operations
               and Financial Condition. . . . . . . . . . . . . . . . . . .  C-6 - C-7

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income. . . . . . . . . . . . . . .  D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . .  D-4
             Consolidated Statements of Retained Earnings . . . . . . . . .  D-5
             Notes to Consolidated Financial Statements . . . . . . . . . .  D-6
             Management's Narrative Analysis of Results of Operations . . .  D-7 - D-8

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . .  E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . .  E-4
             Notes to Consolidated Financial Statements . . . . . . . . . .  E-5
             Management's Discussion and Analysis of Results of Operations
               and Financial Condition. . . . . . . . . . . . . . . . . . .  E-6 - E-7

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . . .  F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .  F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . .  F-5
             Management's Narrative Analysis of Results of Operations . . .  F-6 - F-7

           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . .  G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . .  G-4
             Notes to Consolidated Financial Statements . . . . . . . . . .  G-5
             Management's Discussion and Analysis of Results of Operations
               and Financial Condition. . . . . . . . . . . . . . . . . . .  G-6 - G-7


             AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                          For The Quarter Ended March 31, 1995

                                          INDEX

                                                                             Page

Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-1 - II-3
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-4

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  II-5



     This combined Form 10-Q is separately filed by American Electric Power Company, Inc.,
AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana
Michigan Power Company, Kentucky Power Company and Ohio Power Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.
Each registrant makes no representation as to information relating to the other registrants.

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands, except per-share amounts)
                                        (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1995           1994
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $1,416,169     $1,488,185

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . . . . . . . . . .    411,987        501,569
  Other Operation. . . . . . . . . . . . . . . . . . . . .    260,556        246,334
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    130,608        143,362
  Depreciation and Amortization. . . . . . . . . . . . . .    147,177        138,831
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    129,985        128,220
  Federal Income Taxes . . . . . . . . . . . . . . . . . .     78,369         72,421

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  1,158,682      1,230,737

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    257,487        257,448

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . .      4,798          7,240

INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS . .    262,285        264,688

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    100,413         98,571

PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES. . .     14,022         13,163

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $  147,850     $  152,954

AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . .    185,318        184,535

EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . .      $0.80          $0.83

CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . .      $0.60          $0.60

See Notes to Consolidated Financial Statements.
/TABLE

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                             March 31,    December 31,
                                                               1995           1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,194,321     $ 9,172,766
  Transmission . . . . . . . . . . . . . . . . . . . .       3,267,739       3,247,280
  Distribution . . . . . . . . . . . . . . . . . . . .       4,004,232       3,966,442
  General (including mining assets and nuclear fuel) .       1,476,408       1,529,436
  Construction Work in Progress. . . . . . . . . . . .         274,611         258,700
          Total Electric Utility Plant . . . . . . . .      18,217,311      18,174,624
  Accumulated Depreciation and Amortization. . . . . .       6,876,038       6,826,514

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,341,273      11,348,110




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         760,144         735,042




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          87,498          62,866
  Accounts Receivable. . . . . . . . . . . . . . . . .         443,048         436,915
  Allowance for Uncollectible Accounts . . . . . . . .          (6,126)         (4,056)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         317,658         306,700
  Materials and Supplies . . . . . . . . . . . . . . .         220,011         216,741
  Accrued Utility Revenues . . . . . . . . . . . . . .         139,936         167,486
  Prepayments and Other. . . . . . . . . . . . . . . .         147,418          94,786

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,349,443       1,281,438





REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       1,951,442       1,949,852


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         363,938         398,257

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,766,240     $15,712,699

See Notes to Consolidated Financial Statements.

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                             March 31,    December 31,
                                                               1995           1994
                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                 1995         1994
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .194,584,992   194,234,992
    (8,999,992 shares were held in treasury) . . . . .     $ 1,264,802     $ 1,262,527
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       1,650,647       1,641,522
  Retained Earnings. . . . . . . . . . . . . . . . . .       1,362,170       1,325,581
          Total Common Shareowners' Equity . . . . . .       4,277,619       4,229,630
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .         233,240         233,240
    Subject to Mandatory Redemption. . . . . . . . . .         590,300         590,300
  Long-term Debt . . . . . . . . . . . . . . . . . . .       4,579,207       4,686,648

          TOTAL CAPITALIZATION . . . . . . . . . . . .       9,680,366       9,739,818

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .         768,593         735,689

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         452,373         293,671
  Short-term Debt. . . . . . . . . . . . . . . . . . .         187,575         316,985
  Accounts Payable . . . . . . . . . . . . . . . . . .         196,115         251,186
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         420,322         382,677
  Interest Accrued . . . . . . . . . . . . . . . . . .         127,042          88,916
  Obligations Under Capital Leases . . . . . . . . . .          90,979          93,252
  Other. . . . . . . . . . . . . . . . . . . . . . . .         356,767         339,998

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       1,831,173       1,766,685

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       2,459,557       2,473,539

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         450,052         456,043

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .         411,510         415,226

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         164,989         125,699

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .     $15,766,240     $15,712,699

See Notes to Consolidated Financial Statements.

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                 Three Months Ended
                                                                     March 31,
                                                                 1995         1994
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 147,850     $ 152,954
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    142,564       139,892
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (5,373)          552
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,945)      (10,273)
    Amortization (Deferral) of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . . .     19,083        (5,602)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     (4,063)      (42,581)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (14,228)      100,997
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     27,550        37,563
    Prepayments and Other Current Assets . . . . . . . . . .    (52,632)      (40,358)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (55,071)      (37,060)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     37,645         8,985
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     38,126        27,415
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     37,076        36,928
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     22,255       (18,706)
        Net Cash Flows From Operating Activities . . . . . .    334,837       350,706

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (132,092)     (110,948)
  Proceeds from Sale of Property and Other . . . . . . . . .      2,821        36,728
        Net Cash Flows Used For Investing Activities . . . .   (129,271)      (74,220)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     11,301          -
  Issuance of Cumulative Preferred Stock . . . . . . . . . .       -           34,618
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     49,653       292,847
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (129,410)       10,887
  Retirement of Cumulative Preferred Stock . . . . . . . . .       -          (35,798)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .     (1,335)     (435,985)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (111,143)     (110,723)
        Net Cash Flows Used For Financing Activities . . . .   (180,934)     (244,154)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     24,632        32,332
Cash and Cash Equivalents at Beginning of Period . . . . . .     62,866        42,561
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  87,498     $  74,893

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts was $59,189,000 and $68,174,000 and for  income  taxes  was  $4,498,000 and  $24,271,000 in  1995 and 1994,  respectively.
  Noncash acquisitions under capital leases were $24,725,000 and $73,848,000 in 1995 and
  1994, respectively.

See Notes to Consolidated Financial Statements.

              AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (UNAUDITED)
                                                                    Three Months Ended
                                                                         March 31,
                                                                     1995        1994
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $1,325,581  $1,269,283

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .       147,850     152,954

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . . . . . . . . . . . .       111,143     110,723
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           118         113

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $1,362,170  $1,311,401



See Notes to Consolidated Financial Statements.

        AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.   RATE ACTIVITY

          On March 23, 1995, the Public Utilities Commission of Ohio approved Ohio Power Company's (OPCo) February 1995 Settlement Agreement that resolved the current base rate case and electric fuel component proceeding as described in Note 2 in the 1994 Annual Report. The increase in OPCo's base rates was effective March 23, 1995.

3.   FINANCING AND RELATED ACTIVITIES

          In March 1995, a subsidiary issued $50 million of 8% Series First Mortgage Bonds due in 2005. The proceeds were used to refund long-term debt and repay short-term debt. In April 1995, subsidiaries issued $40 million of 8.72% Junior Subordinated Deferrable Interest Debentures Series A due in 2025 and redeemed the $46.5 million outstanding balance of 9-1/8% Series First Mortgage Bonds due in 2019.

4.   CONTINGENCIES

          The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

        AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994
RESULTS OF OPERATIONS
     Net income decreased 3% or $5.1 million predominantly due to a 5% decrease in energy sales as a result of mild winter weather in 1995.
     Income statement lines which changed significantly were:
                                                          Increase (Decrease)
                                                          (in millions)    %

     Revenues. . . . . . . . . . . . . . . . . . . . . .      $(72.0)      (5)
     Fuel and Purchased Power Expense. . . . . . . . . .       (89.6)     (18)
     Other Operation Expense . . . . . . . . . . . . . .        14.2        6
     Maintenance Expense . . . . . . . . . . . . . . . .       (12.8)      (9)
     Depreciation and Amortization Expense . . . . . . .         8.3        6
     Federal Income Taxes. . . . . . . . . . . . . . . .         5.9        8

     The decrease in operating revenues reflects decreased energy sales to residential and wholesale customers, due primarily to mild weather in 1995 compared with the severe winter weather in January 1994, and decreased fuel clause recoveries due to a decline in the fuel cost component of revenues. Although energy sales to weather-sensitive residential customers decreased 5%, total retail energy sales were virtually unchanged due to an increase in industrial sales resulting from an increased number of customers and increased usage. Wholesale energy sales declined 22% mainly resulting from the mild weather and increased availability of unaffiliated generating units in 1995 compared with 1994.
     The substantial decline in fuel and purchased power expense was primarily due to decreased generation and decreased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities as a result of the weather-related decline in energy demand. Also contributing to the decline in fuel expense was a reduced average cost of fossil fuel and increased utilization of low-cost nuclear generation during the current period reflecting increased availability in 1995 of the Company's two nuclear generating units.
     Other operation expense increased mainly due to regulatory-approved increases in the amortization, concurrent with rate recovery, of certain low-income residential customers' payment programs, an increase in membership fees for industry organizations, and the non-Ohio jurisdictional share of rent expense for the newly installed two-unit Gavin Plant flue gas desulfurization systems (scrubbers). The Ohio jurisdictional share of the Gavin Plant's scrubber rent and other operating expenses were deferred and in March 1995 the Public Utilities Commission of Ohio approved recovery of the scrubber rent including amortization of previously deferred amounts.
     The decrease in maintenance expense was caused by reduced generating plant maintenance and a reduction in distribution line maintenance expenses. Distribution maintenance was unusually high in 1994 due to damage caused by a series of severe winter storms.
     Depreciation and amortization expense increased primarily due to a court-ordered discontinuance of the Zimmer Plant phase-in plan deferrals effective in February 1994 and the subsequent amortization of such costs commensurate with their recovery in rates.
     The increase in federal income tax expense attributable to operations was primarily due to changes in certain book/tax differences accounted for on a flow-through basis and an increase in pre-tax operating income.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $157 million.
     During the quarter subsidiaries issued $50 million principal amount of long-term debt at 8%, and decreased short-term debt by $129 million. In April 1995, subsidiaries issued $40 million of 8.72% Junior Subordinated Deferrable Interest Debentures Series A due in 2025 and redeemed the $46.5 million outstanding balance of 9-1/8% Series First Mortgage Bonds due in 2019.

                                  AEP GENERATING COMPANY
                                   STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1995           1994
                                                                     (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . .   $60,175        $59,901

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26,562         26,030
  Rent - Rockport Plant Unit 2 . . . . . . . . . . . . . . . .    16,649         16,578
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .     2,672          2,603
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .     2,883          2,785
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .     5,417          5,408
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .     1,213          1,089
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .     1,088          1,309

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .    56,484         55,802

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .     3,691          4,099

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .       829            817

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .     4,520          4,916

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .     2,401          2,425

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,119        $ 2,491

                              STATEMENTS OF RETAINED EARNINGS
                                        (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1995           1994
                                                                     (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $4,268         $1,339

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     2,119          2,491

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . . . .     2,000          2,561

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $4,387         $1,269



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.

                                  AEP GENERATING COMPANY
                                      BALANCE SHEETS
                                        (UNAUDITED)
                                                             March 31,     December 31,
                                                               1995            1994
                                                                  (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:

  Production. . . . . . . . . . . . . . . . . . . . . . . .  $627,970        $627,429
  General . . . . . . . . . . . . . . . . . . . . . . . . .     2,678           2,658
  Construction Work in Progress . . . . . . . . . . . . . .     1,640           1,441

          Total Electric Utility Plant. . . . . . . . . . .   632,288         631,528

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   204,534         199,264


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   427,754         432,264




CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .     9,029               7
  Accounts Receivable . . . . . . . . . . . . . . . . . . .    19,605          19,868
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .    17,542          18,368
  Materials and Supplies. . . . . . . . . . . . . . . . . .     4,160           4,167
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       426             452


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .    50,762          42,862





DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .    31,357          29,288





            TOTAL . . . . . . . . . . . . . . . . . . . . .  $509,873        $504,414

See Notes to Financial Statements.

                                  AEP GENERATING COMPANY
                                      BALANCE SHEETS
                                        (UNAUDITED)
                                                              March 31,    December 31,
                                                                1995           1994
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     47,735         47,735
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      4,387          4,268
          Total Common Shareowner's Equity. . . . . . . . .     53,122         53,003
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     53,378         53,340

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    106,500        106,343

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,929          2,019

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .     55,000         55,000
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -             7,200
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      6,031          9,506
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      6,238          3,648
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .        738          2,955
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     25,028          6,490
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      2,566          4,579

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     95,601         89,378


DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    209,200        211,089

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     79,625         80,471
  Amounts Due to Customers for Federal Income Taxes . . . .      9,585          9,649

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .     89,210         90,120

DEFERRED FEDERAL INCOME TAXES . . . . . . . . . . . . . . .      6,987          5,465

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .        446           -

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $509,873       $504,414

See Notes to Financial Statements.

                                  AEP GENERATING COMPANY
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                Three Months Ended
                                                                    March 31,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,119      $  2,491
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    5,417         5,408
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    1,458         1,481
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (846)         (846)
    Amortization of Deferred Gain on Sale and Leaseback -
      Rockport Plant Unit 2. . . . . . . . . . . . . . . . .   (1,889)       (1,890)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .      263          (861)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      833            90
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (3,475)       (3,613)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    2,590         3,413
    Interest Accrued . . . . . . . . . . . . . . . . . . . .   (2,217)       (2,218)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,538        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (3,503)         (160)
        Net Cash Flows From Operating Activities . . . . . .   19,288        21,759

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (1,066)       (1,118)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .     -           (1,000)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (7,200)      (15,250)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (2,000)       (2,561)
        Net Cash Flows Used For Financing Activities . . . .   (9,200)      (18,811)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    9,022         1,830
Cash and Cash Equivalents at Beginning of Period . . . . . .        7             3
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 9,029      $  1,833

Supplemental Disclosure:
  Cash paid  (received) for  interest  net of capitalized amounts was $4,538,000 and
  $4,560,000 and for income taxes was $175,000 and $(528,000) in 1995 and 1994, respectively.

See Notes to Financial Statements.

                            AEP GENERATING COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

     The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K.




                            AEP GENERATING COMPANY
           MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments. Net income declined $0.4 million or 14.9% reflecting a reduction in common equity on which a return is earned and a decreased return on other capital due to an increase in temporary cash investments during 1995. The reduction in common equity resulted from the return of $5.7 million of capital to the parent company during the second and third quarters of 1994.
     Income statement items which changed significantly were as follows:
                                                         Increase (Decrease)
                                                         (in millions)    %

Fuel Expense . . . . . . . . . . . . . . . . . . . . . .    $ 0.5        2.0
Taxes Other Than Federal Income Taxes. . . . . . . . . .      0.1       11.4
Federal Income Taxes . . . . . . . . . . . . . . . . . .     (0.2)     (16.9)

     Fuel expense increased due to a 5.6% increase in generation partially offset by a lower average fuel cost. Taxes other than federal income taxes increased as a result of the effect of favorable prior period accrual adjustments for Indiana property taxes recorded in the first quarter of 1994. Federal income tax expense attributable to operations decreased due to a decrease in pre-tax operating income.

                     APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1995           1994
                                                               (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . .  $407,516     $438,095

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .    99,893      111,538
  Purchased Power. . . . . . . . . . . . . . . . . . . . .    63,958       94,863
  Other Operation. . . . . . . . . . . . . . . . . . . . .    49,973       48,592
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    36,464       40,577
  Depreciation and Amortization. . . . . . . . . . . . . .    33,090       31,512
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    31,729       33,049
  Federal Income Taxes . . . . . . . . . . . . . . . . . .    23,265       18,022
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .   338,372      378,153
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    69,144       59,942
NONOPERATING LOSS. . . . . . . . . . . . . . . . . . . . .      (835)      (2,690)
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .    68,309       57,252
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    26,372       24,720
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    41,937       32,532
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .     4,104        3,592
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . .  $ 37,833     $ 28,940

                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                     (UNAUDITED)
                                                             Three Months Ended
                                                                  March 31,
                                                             1995           1994
                                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . .  $206,361     $227,816
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    41,937       32,532

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .    26,709       27,035
    Cumulative Preferred Stock . . . . . . . . . . . . . .     3,919        3,407
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       185          185

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . .  $217,485     $229,721

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                     APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                                         March 31,      December 31,
                                                           1995             1994
                                                              (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $1,848,861      $1,848,263
  Transmission . . . . . . . . . . . . . . . . . . . .    1,022,460       1,010,344
  Distribution . . . . . . . . . . . . . . . . . . . .    1,338,101       1,315,915
  General. . . . . . . . . . . . . . . . . . . . . . .      163,122         160,752
  Construction Work in Progress. . . . . . . . . . . .       58,095          63,453
          Total Electric Utility Plant . . . . . . . .    4,430,639       4,398,727
  Accumulated Depreciation and Amortization. . . . . .    1,644,712       1,627,852

          NET ELECTRIC UTILITY PLANT . . . . . . . . .    2,785,927       2,770,875



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       48,687          48,928


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        5,632           5,297
  Accounts Receivable. . . . . . . . . . . . . . . . .      131,023         124,092
  Allowance for Uncollectible Accounts . . . . . . . .       (1,365)           (830)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       67,061          65,581
  Materials and Supplies . . . . . . . . . . . . . . .       50,557          49,451
  Accrued Utility Revenues . . . . . . . . . . . . . .       40,651          51,686
  Prepayments. . . . . . . . . . . . . . . . . . . . .       20,059           6,487

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      313,618         301,764


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      388,843         403,906

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .       61,857          59,015

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,598,932      $3,584,488

See Notes to Consolidated Financial Statements.

                     APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                                        March 31,      December 31,
                                                          1995             1994
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . .   $  260,458       $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . .      519,408          504,408
  Retained Earnings. . . . . . . . . . . . . . . . .      217,485          206,361
          Total Common Shareowner's Equity . . . . .      997,351          971,227
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . .       55,000           55,000
    Subject to Mandatory Redemption. . . . . . . . .      190,300          190,300
  Long-term Debt . . . . . . . . . . . . . . . . . .    1,223,748        1,228,911

          TOTAL CAPITALIZATION . . . . . . . . . . .    2,466,399        2,445,438

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . .       76,568           68,515

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . .       53,892             -
  Short-term Debt. . . . . . . . . . . . . . . . . .       39,725          122,825
  Accounts Payable . . . . . . . . . . . . . . . . .       79,833           93,712
  Taxes Accrued. . . . . . . . . . . . . . . . . . .       61,795           34,623
  Customer Deposits. . . . . . . . . . . . . . . . .       14,304           14,362
  Interest Accrued . . . . . . . . . . . . . . . . .       35,139           17,347
  Other. . . . . . . . . . . . . . . . . . . . . . .       64,442           74,877

          TOTAL CURRENT LIABILITIES. . . . . . . . .      349,130          357,746

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . .      590,654          595,353

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . .       76,739           77,862

DEFERRED CREDITS . . . . . . . . . . . . . . . . . .       39,442           39,574

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . .   $3,598,932       $3,584,488

See Notes to Consolidated Financial Statements.

                     APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1995          1994
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $ 41,937      $ 32,532
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . .    33,506        32,147
    Deferred Federal Income Taxes. . . . . . . . . . . . .    (1,823)        2,322
    Deferred Investment Tax Credits. . . . . . . . . . . .    (1,215)       (1,224)
    Provision for Rate Refunds . . . . . . . . . . . . . .     4,722         7,403
    Storm Damage Expense Deferrals . . . . . . . . . . . .     9,926       (14,246)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .    (6,396)       (9,569)
    Fuel, Materials and Supplies . . . . . . . . . . . . .    (2,586)       12,244
    Accrued Utility Revenues . . . . . . . . . . . . . . .    11,035        14,906
    Prepayments. . . . . . . . . . . . . . . . . . . . . .   (13,572)       (8,273)
    Accounts Payable . . . . . . . . . . . . . . . . . . .   (13,879)       15,551
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .    27,172        10,796
    Interest Accrued . . . . . . . . . . . . . . . . . . .    17,792        14,221
  Other (net). . . . . . . . . . . . . . . . . . . . . . .   (11,566)       (1,982)
        Net Cash Flows From Operating Activities . . . . .    95,053       106,828

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .   (45,212)      (35,831)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       760            80
        Net Cash Flows Used For Investing Activities . . .   (44,452)      (35,751)

FINANCING ACTIVITIES:
  Capital Contributions From Parent Company. . . . . . . .    15,000          -
  Issuance of Long-term Debt . . . . . . . . . . . . . . .    49,564          -
  Change in Short-term Debt (net). . . . . . . . . . . . .   (83,100)       19,625
  Retirement of Long-term Debt . . . . . . . . . . . . . .    (1,102)      (58,219)
  Dividends Paid on Common Stock . . . . . . . . . . . . .   (26,709)      (27,035)
  Dividends Paid on Cumulative Preferred Stock . . . . . .    (3,919)       (3,560)
        Net Cash Flows Used For Financing Activities . . .   (50,266)      (69,189)

Net Increase in Cash and Cash Equivalents. . . . . . . . .       335         1,888
Cash and Cash Equivalents at Beginning of Period . . . . .     5,297         4,626
Cash and Cash Equivalents at End of Period . . . . . . . .  $  5,632      $  6,514

Supplemental Disclosure:
  Cash paid for  interest net of  capitalized amounts was $7,977,000 and $9,919,000 and for income  taxes was $562,000 and $5,882,000 in 1995 and 1994, respectively.
  Noncash  acquisitions under capital leases were $4,572,000 and $1,994,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCING ACTIVITIES:

        In March 1995, the Company received a $15 million cash capital contribution from its parent which was credited to paid-in capital. Also in March 1995, the Company issued $50 million of 8.00% Series First Mortgage Bonds due in 2005. The proceeds were used to refund long-term debt and repay short-term debt. In April 1995, the Company redeemed the remaining $46.5 million outstanding balance of its 9 1/8% Series First Mortgage Bonds due in 2019.

3.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1994 Annual Report.

                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994
RESULTS OF OPERATIONS
    Although operating revenues decreased $30.6 million or 7%, operating expenses decreased $39.8 million or 11% resulting in a net income increase of $9.4 million or 29%. The reduction in operating revenues resulted primarily from decreased energy demand by residential and wholesale customers, primarily due to mild winter weather in 1995 compared with the severe weather in 1994, and a decrease in the fuel component of Virginia retail rates. Although energy sales to weather sensitive residential customers decreased 5%, total retail energy sales were virtually unchanged due to a 4% increase in sales to industrial customers.
    Wholesale energy sales decreased 25% mainly due to decreased energy sales to unaffiliated utilities by the AEP System Power Pool (Power Pool) resulting from the mild weather and increased availability of unaffiliated generating units in 1995. Additionally, the Company's share of Power Pool sales decreased as a result of a reduction in the relative peak demand allocation ratio which is used to allocate wholesale revenues to the Company.
    Operating expense line items which changed significantly were as follows:
                                                           Increase (Decrease)
                                                           (in millions)   %

    Fuel Expense. . . . . . . . . . . . . . . . . . .         $(11.6)    (10)
    Purchased Power Expense . . . . . . . . . . . . .          (30.9)    (33)
    Maintenance Expense . . . . . . . . . . . . . . .           (4.1)    (10)
    Federal Income Taxes. . . . . . . . . . . . . . .            5.2      29

    The decline in fuel expense was due to a reduction in the average cost of fuel consumed and a 4% reduction in coal-fired generation reflecting the decreased demand for energy.
     Purchased power expense decreased as a result of a reduction in energy purchased from the Power Pool, reduced energy purchases from unaffiliated utilities for pass-through sales and a reduction in Power Pool capacity charges. The reductions in energy purchases were also attributable to the weather-related reduced demand for energy. The decrease in Power Pool capacity charges resulted from a reduction in the Company's prior twelve-month peak demand relative to the total peak demand of all Power Pool members.
Power Pool members whose internal demand exceeds their capacity are allocated capacity costs based on their relative peak demands.

     The decrease in maintenance expense was caused by reduced steam plant maintenance and a reduction in distribution line maintenance expenses in 1995 compared with 1994 due to damage caused by a series of severe winter storms in 1994.
     Federal income taxes attributable to operations increased primarily due to an increase in pre-tax operating income.
     The reduction in nonoperating loss resulted from the negative effect in 1994 of the adoption of SFAS 112, Employers' Accounting for Postemployment Benefits, by the Company's subsidiaries, which were formerly engaged in coal-mining.
     Interest expense rose primarily as a result of increased short-term debt borrowings.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the first three months of 1995 were $50 million.
    In March 1995, the Company received a $15 million cash capital contribution from its parent which was credited to paid-in capital. Also in March 1995, the Company issued $50 million of 8.00% Series First Mortgage Bonds due in 2005. The proceeds were used to refund long-term debt and repay short-term debt. In April 1995, the Company redeemed the remaining $46.5 million outstanding balance of its 9 1/8% Series First Mortgage Bonds due in 2019.

                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                              1995            1994
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $257,005         $255,829

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   51,306           53,632
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   31,919           39,396
  Other Operation. . . . . . . . . . . . . . . . . . . . .   45,062           42,544
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   15,403           15,828
  Depreciation . . . . . . . . . . . . . . . . . . . . . .   21,147           20,590
  Amortization of Zimmer Plant Phase-in Costs. . . . . . .    8,051            3,385
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   27,031           25,296
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   12,649           11,690

         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  212,568          212,361

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   44,437           43,468

NONOPERATING INCOME:
  Deferred Zimmer Plant Carrying Charges (net of tax). . .      904            2,419
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      462              681

         TOTAL NONOPERATING INCOME . . . . . . . . . . . .    1,366            3,100

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   45,803           46,568

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   20,278           21,916

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   25,525           24,652

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    3,203            2,766

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 22,322         $ 21,886

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                            March 31,     December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,468,403      $1,461,484
  Transmission . . . . . . . . . . . . . . . . . . . .        307,468         306,744
  Distribution . . . . . . . . . . . . . . . . . . . .        809,408         797,570
  General. . . . . . . . . . . . . . . . . . . . . . .        112,730         111,623
  Construction Work in Progress. . . . . . . . . . . .         52,657          52,156
          Total Electric Utility Plant . . . . . . . .      2,750,666       2,729,577
  Accumulated Depreciation . . . . . . . . . . . . . .        903,816         884,237

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,846,850       1,845,340


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         34,193          26,744


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         37,943          14,065
  Accounts Receivable. . . . . . . . . . . . . . . . .         52,676          55,705
  Allowance for Uncollectible Accounts . . . . . . . .         (3,029)         (1,768)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         25,892          28,060
  Materials and Supplies . . . . . . . . . . . . . . .         21,571          24,923
  Accrued Utility Revenues . . . . . . . . . . . . . .         29,505          31,595
  Prepayments and Other. . . . . . . . . . . . . . . .         33,149          31,241

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        197,707         183,821


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        465,851         475,019

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         50,856          63,418

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,595,457      $2,594,342


See Notes to Consolidated Financial Statements.

                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                          March 31,       December 31,
                                                            1995              1994
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .   $   41,026        $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      565,741           565,642
  Retained Earnings. . . . . . . . . . . . . . . . . .       51,288            46,976
          Total Common Shareowner's Equity . . . . . .      658,055           653,644
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .      150,000           150,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      917,722           917,608

          TOTAL CAPITALIZATION . . . . . . . . . . . .    1,725,777         1,721,252


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       40,222            38,072


CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       80,000            80,000
  Accounts Payable . . . . . . . . . . . . . . . . . .       42,540            48,991
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      103,265           113,362
  Interest Accrued . . . . . . . . . . . . . . . . . .       30,451            18,923
  Other. . . . . . . . . . . . . . . . . . . . . . . .       26,004            25,310

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      282,260           286,586

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      463,404           467,593

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       63,678            64,597

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       20,116            16,242

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . . . . . .   $2,595,457        $2,594,342

See Notes to Consolidated Financial Statements.

                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,525     $  24,652
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    21,052        20,648
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (3,064)        5,090
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .     3,539        (5,701)
    Amortization (Deferral) of Zimmer Plant Operating
      Expenses and Carrying Charges (net). . . . . . . . . .     6,819          (179)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     4,290        (2,520)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     5,520        11,260
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     2,090         5,234
    Prepayments and Other. . . . . . . . . . . . . . . . . .    (1,908)       (7,109)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (6,451)       (9,611)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (10,097)      (17,342)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    11,528         3,101
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     6,498         7,321
        Net Cash Flows From Operating Activities . . . . . .    65,341        34,844

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (21,251)      (14,222)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       966           365
        Net Cash Flows Used For Investing Activities . . . .   (20,285)      (13,857)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -          198,298
  Change in Short-term Debt (net). . . . . . . . . . . . . .      -           28,275
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -         (225,834)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (17,975)      (17,197)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,203)       (2,766)
        Net Cash Flows Used For Financing Activities . . . .   (21,178)      (19,224)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .    23,878         1,763
Cash and Cash Equivalents at Beginning of Period . . . . . .    14,065         6,633
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 37,943     $   8,396

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $7,688,000 and
  $17,863,000 and for income taxes  was $61,000 and  $(81,000) in 1995 and  1994,
  respectively.   Noncash acquisitions under capital  leases were  $2,013,000 and
  $1,360,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

                     COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                                    1995          1994
                                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .    $46,976        $18,288

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     25,525         24,652

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . .     17,975         17,197
    Cumulative Preferred Stock . . . . . . . . . . . . . . . .      3,203          2,766
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . .         35             35

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . .    $51,288        $22,942

See Notes to Consolidated Financial Statements.

               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual
    Report as incorporated in and filed with the Form 10-K.
    Certain prior-period amounts were reclassified to conform with current-period presentation.

2.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1994 Annual Report.

               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
           MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994

    Net income increased 4% due to a reduction in interest charges as a result of the refinancing of debt at lower interest rates and the retirement of debt.
    Operating revenues increased $1.2 million primarily as a result of a retail rate increase that went into effect on February 1, 1994. The favorable effect of the rate increase was largely offset by a decrease in wholesale energy sales to unaffiliated utilities due to mild winter weather. The Public Utilities Commission of Ohio (PUCO) granted a 7.11% increase in rates effective February 1, 1994. The rate increase had no effect on net income since it is offset by the amortization of prior year Zimmer phase-in plan deferrals and the cessation of deferred carrying charges on the plant investment which would have occurred had the phase-in plan continued in effect.
    Other income statement lines which changed significantly were as follows:
                                            Increase (Decrease)
                                            (in millions)    %

Fuel Expense . . . . . . . . . . . . . . . .   $(2.3)        (4)
Purchased Power Expense. . . . . . . . . . .    (7.5)       (19)
Other Operation Expense. . . . . . . . . . .     2.5          6
Taxes Other Than Federal Income Taxes. . . .     1.7          7

    Fuel expense declined primarily due to decreased generation and a decrease in the cost of fuel consumed offset in part by the operation of the fuel clause adjustment mechanism which resulted in an increase in the amortization of previously deferred fuel costs. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate until such deferrals are amortized to expense commensurate with their inclusion in fuel rates in later months.
    The decrease in purchased power expense was due to the reduction in wholesale energy demand caused by the mild winter weather in the first quarter of 1995.

    Other operation expense increased due to increased uncollectible accounts expense, resulting from a PUCO-approved increase in amortization, concurrent with rate recovery, of the cost of an assistance program for certain low-income residential customers, and increased customer accounts expenses.
    Taxes other than federal income taxes rose due to an increase in gross receipts tax on the increased retail revenues.

                      INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1995             1994
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $327,177         $337,921

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .   62,754           53,058
  Purchased Power. . . . . . . . . . . . . . . . . . . . .   27,629           44,906
  Other Operation. . . . . . . . . . . . . . . . . . . . .   72,733           74,178
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .   32,472           36,931
  Depreciation and Amortization. . . . . . . . . . . . . .   34,431           34,445
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . . . . . . . . . . .    3,911            3,911
  Taxes Other Than Federal Income Taxes. . . . . . . . . .   19,878           19,461
  Federal Income Taxes . . . . . . . . . . . . . . . . . .   17,118           12,216
          TOTAL OPERATING EXPENSES . . . . . . . . . . . .  270,926          279,106
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .   56,251           58,815
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . .      101            4,435
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . .   56,352           63,250
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .   17,972           18,282
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   38,380           44,968
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . .    2,890            2,980
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . $ 35,490         $ 41,988

                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                             1995             1994
                                                                 (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $216,658         $177,638
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .   38,380           44,968

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . .   27,713           26,652
    Cumulative Preferred Stock . . . . . . . . . . . . . .    2,890            2,980
  Capital Stock Expense. . . . . . . . . . . . . . . . . .       50               45

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $224,385         $192,929

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                      INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                            March 31,     December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,499,792      $2,494,834
  Transmission . . . . . . . . . . . . . . . . . . . .        855,745         849,920
  Distribution . . . . . . . . . . . . . . . . . . . .        649,543         644,720
  General (including nuclear fuel) . . . . . . . . . .        198,657         204,909
  Construction Work in Progress. . . . . . . . . . . .         81,368          74,923
          Total Electric Utility Plant . . . . . . . .      4,285,105       4,269,306
  Accumulated Depreciation and Amortization. . . . . .      1,691,839       1,659,940

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,593,266       2,609,366



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS . . . . . . . . . . . . . . . .        371,885         341,089


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        124,500         127,424




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          5,583           9,907
  Accounts Receivable (net). . . . . . . . . . . . . .        122,544         131,932
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         31,113          35,802
  Materials and Supplies . . . . . . . . . . . . . . .         61,487          59,897
  Accrued Utility Revenues . . . . . . . . . . . . . .         36,999          40,582
  Prepayments. . . . . . . . . . . . . . . . . . . . .         17,525           8,414

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        275,251         286,534





REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        469,169         481,212


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         83,790          70,104



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,917,861      $3,915,729

See Notes to Consolidated Financial Statements.

                      INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                          March 31,       December 31,
                                                             1995             1994
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .   $   56,584        $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      734,511           734,511
  Retained Earnings. . . . . . . . . . . . . . . . . .      224,385           216,658
          Total Common Shareowner's Equity . . . . . .    1,015,480         1,007,753
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       52,000            52,000
    Subject to Mandatory Redemption. . . . . . . . . .      135,000           135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .      932,305           929,887

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,134,785         2,124,640

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .      232,147           211,963
  Other. . . . . . . . . . . . . . . . . . . . . . . .      175,940           179,013

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .      408,087           390,976

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .      140,000           140,000
  Short-term Debt - Commercial Paper . . . . . . . . .        5,125            50,600
  Accounts Payable . . . . . . . . . . . . . . . . . .       36,865            63,137
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       98,005            63,621
  Interest Accrued . . . . . . . . . . . . . . . . . .       21,773            19,436
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .       25,028             6,490
  Obligations Under Capital Leases . . . . . . . . . .       34,249            39,003
  Other. . . . . . . . . . . . . . . . . . . . . . . .       77,844            72,664

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      438,889           454,951

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .      556,082           563,654

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      169,574           171,688

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .      202,311           204,138

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        8,133             5,682

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,917,861        $3,915,729

See Notes to Consolidated Financial Statements.

                      INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1995           1994
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 38,380      $  44,968
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .   36,878         37,840
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    8,353         (9,334)
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   (6,152)         3,115
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (1,997)        (6,160)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .  (12,440)       (16,996)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    9,388          1,310
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    3,099         10,997
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    3,583          3,448
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (9,111)        (3,473)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .  (26,272)        (6,513)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   34,384         13,503
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,538         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    1,020          1,645
        Net Cash Flows From Operating Activities . . . . . .   97,651         92,814

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .  (26,406)       (23,854)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      509           -
        Net Cash Flows Used For Investing Activities . . . .  (25,897)       (23,854)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .     -            34,618
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     -            49,548
  Retirement of Cumulative Preferred Stock . . . . . . . . .     -           (35,798)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .     -          (101,833)
  Change in Short-term Debt (net). . . . . . . . . . . . . .  (45,475)        16,650
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (27,713)       (26,652)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .   (2,890)        (2,811)
        Net Cash Flows Used For Financing Activities . . . .  (76,078)       (66,278)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .   (4,324)         2,682
Cash and Cash Equivalents at Beginning of Period . . . . . .    9,907          3,752
Cash and Cash Equivalents at End of Period . . . . . . . . . $  5,583      $   6,434

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts  was $15,006,000  and $15,861,000 and for income taxes was $1,362,000 and $12,501,000 in 1995 and 1994, respectively.
  Noncash acquisitions under  capital leases were  $5,256,000 and $38,731,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  CONTINGENCIES

        On March 27, 1995, the Court of Appeals of Indiana ruled in the Company's favor by affirming the DeKalb County Circuit Court's 1992 dismissal of a local distribution utility's lawsuit which sought $29 million in damages from the Company. The damages were sought under a provision of Indiana law that allows a local distribution utility to seek damages equal to the gross revenues received by a Company for service rendered in the local distribution utility's designated service territory. The suit followed a Supreme Court of Indiana decision which overruled an appeals court and voided an Indiana Utility Regulatory Commission order which had assigned a major industrial customer to the Company. The local distribution utility has filed a petition to have the suit transferred to the Supreme Court of Indiana.

        The Company continues to be involved in certain other matters discussed in its 1994 Annual Report.

                INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994
RESULTS OF OPERATIONS
    Net income decreased 15% or $6.6 million due primarily to the negative impact on sales to residential customers and unaffiliated utilities of the mild winter weather in 1995, and to the favorable federal income tax effect of the retirement of the Breed Plant in 1994.
    Operating revenues decreased $10.7 million or 3% mainly due to reduced fuel and power supply cost recoveries from retail customers and decreased energy sales to residential and unaffiliated wholesale customers reflecting the mild weather. These decreases were offset in part by a substantial increase in energy supplied to the AEP System Power Pool (Power Pool). The reductions in fuel and power supply revenue did not affect net income because fuel costs are matched with revenues in accordance with rate commission orders. Although residential energy sales decreased 6%, retail energy sales were virtually unchanged due to a 5% increase in industrial sales resulting from an increased number of customers and increased usage. The substantial increase in energy deliveries to the Power Pool resulted from the increased availability of the Company's nuclear plant (Cook Plant) which had been unavailable during part of the first quarter of 1994 as a result of scheduled refueling and unscheduled maintenance outages. The increase in energy deliveries to the Power Pool did not affect net income since Power Pool members are compensated for their out-of-pocket costs.
    Other income statement line items which changed significantly were:

                                                            Increase
(Decrease)
                                                            (in millions)   %

    Fuel Expense. . . . . . . . . . . . . . . . . . . . . .    $  9.7      18
    Purchased Power Expense . . . . . . . . . . . . . . . .     (17.3)    (38)
    Maintenance Expense . . . . . . . . . . . . . . . . . .      (4.5)    (12)
    Federal Income Taxes. . . . . . . . . . . . . . . . . .       4.9      40
    Nonoperating Income . . . . . . . . . . . . . . . . . .      (4.3)    (98)

    The increase in fuel expense was due to a 57% increase in generation as a result of the increased availability in 1995 of the two Cook Plant nuclear units. In 1994 one of the Cook Plant units was out of service for refueling from mid-February through the end of May and the other unit experienced unscheduled maintenance outages.

    The decline in purchased power expense reflects the increased availability of the Cook Plant's generating capacity and the mild winter weather in 1995.
    The reduction in maintenance expense reflects the decrease in maintenance at the Cook Plant and reduced fossil plant maintenance due to the retirement of the Breed Plant in 1994.
    Federal income taxes attributable to operations increased due to changes in certain book/tax differences accounted for on a flow-through basis and increased pre-tax operating income.
    Nonoperating income declined reflecting the favorable tax effect of the retirement of the Breed Plant in 1994.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the current period were $31.9 million. During the first three months of 1995 outstanding short-term debt declined $45.5 million.

                            KENTUCKY POWER COMPANY
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1995           1994
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .  $85,302        $86,457

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . .   21,361         20,189
  Purchased Power. . . . . . . . . . . . . . . . . .   22,290         24,247
  Other Operation. . . . . . . . . . . . . . . . . .   10,293          9,011
  Maintenance. . . . . . . . . . . . . . . . . . . .    7,151          9,817
  Depreciation and Amortization. . . . . . . . . . .    6,032          5,715
  Taxes Other Than Federal Income Taxes. . . . . . .    2,494          2,405
  Federal Income Taxes . . . . . . . . . . . . . . .    2,038          2,093

          TOTAL OPERATING EXPENSES . . . . . . . . .   71,659         73,477

OPERATING INCOME . . . . . . . . . . . . . . . . . .   13,643         12,980

NONOPERATING LOSS. . . . . . . . . . . . . . . . . .      (68)           (35)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .   13,575         12,945

INTEREST CHARGES . . . . . . . . . . . . . . . . . .    5,760          5,142

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $ 7,815        $ 7,803

                        STATEMENTS OF RETAINED EARNINGS
                                  (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1995           1994
                                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . .  $89,173        $85,296

NET INCOME . . . . . . . . . . . . . . . . . . . . .    7,815          7,803

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . .    5,730          5,349

BALANCE AT END OF PERIOD . . . . . . . . . . . . . .  $91,258        $87,750



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.

                            KENTUCKY POWER COMPANY
                                BALANCE SHEETS
                                  (UNAUDITED)
                                                    March 31,     December 31,
                                                      1995            1994
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . .      $225,801        $224,365
  Transmission . . . . . . . . . . . . . . . .       260,285         258,178
  Distribution . . . . . . . . . . . . . . . .       299,834         297,754
  General. . . . . . . . . . . . . . . . . . .        57,021          56,613
  Construction Work in Progress. . . . . . . .        12,594          15,002
          Total Electric Utility Plant . . . .       855,535         851,912
  Accumulated Depreciation and Amortization. .       261,478         259,984

          NET ELECTRIC UTILITY PLANT . . . . .       594,057         591,928

OTHER PROPERTY AND INVESTMENTS . . . . . . . .         6,528           6,533

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . .         1,056             879
  Accounts Receivable. . . . . . . . . . . . .        26,874          21,706
  Allowance for Uncollectible Accounts . . . .          (305)           (260)
  Fuel . . . . . . . . . . . . . . . . . . . .        12,844          11,735
  Materials and Supplies . . . . . . . . . . .        10,325           9,615
  Accrued Utility Revenues . . . . . . . . . .         4,806           9,128
  Prepayments. . . . . . . . . . . . . . . . .         1,080           1,476

          TOTAL CURRENT ASSETS . . . . . . . .        56,680          54,279

REGULATORY ASSETS. . . . . . . . . . . . . . .        52,107          50,519

DEFERRED CHARGES . . . . . . . . . . . . . . .        10,267          11,049

            TOTAL. . . . . . . . . . . . . . .      $719,639        $714,308


See Notes to Financial Statements.

                            KENTUCKY POWER COMPANY
                                BALANCE SHEETS
                                  (UNAUDITED)
                                                   March 31,     December 31,
                                                     1995            1994
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $50:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . .    $ 50,450         $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . .      68,750           68,750
  Retained Earnings. . . . . . . . . . . . . .      91,258           89,173
          Total Common Shareowner's Equity . .     210,458          208,373
  Long-term Debt . . . . . . . . . . . . . . .     264,169          253,583

          TOTAL CAPITALIZATION . . . . . . . .     474,627          461,956

OTHER NONCURRENT LIABILITIES . . . . . . . . .      12,018           11,449

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . .      29,436             -
  Short-term Debt. . . . . . . . . . . . . . .      18,850           55,150
  Accounts Payable . . . . . . . . . . . . . .      16,372           19,420
  Customer Deposits. . . . . . . . . . . . . .       4,121            4,297
  Taxes Accrued. . . . . . . . . . . . . . . .       9,058            6,256
  Interest Accrued . . . . . . . . . . . . . .       5,379            5,794
  Other. . . . . . . . . . . . . . . . . . . .      11,374           14,467

          TOTAL CURRENT LIABILITIES. . . . . .      94,590          105,384

DEFERRED FEDERAL INCOME TAXES. . . . . . . . .     115,642          115,003

DEFERRED INVESTMENT TAX CREDITS. . . . . . . .      15,045           15,288

DEFERRED CREDITS . . . . . . . . . . . . . . .       7,717            5,228

CONTINGENCIES (Note 2)

            TOTAL. . . . . . . . . . . . . . .    $719,639         $714,308

See Notes to Financial Statements.

                            KENTUCKY POWER COMPANY
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994
                                                          (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . .  $ 7,815       $  7,803
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .    6,051          5,732
    Deferred Federal Income Taxes. . . . . . . . . .     (997)          (551)
    Deferred Investment Tax Credits. . . . . . . . .     (314)          (317)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .   (5,123)        (3,167)
    Fuel, Materials and Supplies . . . . . . . . . .   (1,819)         2,183
    Accrued Utility Revenues . . . . . . . . . . . .    4,322          4,790
    Accounts Payable . . . . . . . . . . . . . . . .   (3,048)        (2,295)
    Taxes Accrued. . . . . . . . . . . . . . . . . .    2,802          3,523
  Other (net). . . . . . . . . . . . . . . . . . . .      155          2,748
        Net Cash Flows From Operating Activities . .    9,844         20,449

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . .   (7,637)        (7,119)
  Proceeds from Sales of Property. . . . . . . . . .     -               715
        Net Cash Flows Used For Investing Activities   (7,637)        (6,404)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . .    3,700         (8,750)
  Dividends Paid . . . . . . . . . . . . . . . . . .   (5,730)        (5,349)
        Net Cash Flows Used For Financing Activities   (2,030)       (14,099)

Net Increase (Decrease) in Cash and Cash Equivalents      177            (54)
Cash and Cash Equivalents at Beginning of Period . .      879            858
Cash and Cash Equivalents at End of Period . . . . .  $ 1,056       $    804

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $6,119,000 and $5,596,000 and for income taxes was $(108,000) and $(781,000) in 1995 and 1994, respectively. Noncash acquisitions under capital leases were $1,034,000 and $318,000 in 1995 and 1994, respectively.


See Notes to Financial Statements.

                            KENTUCKY POWER COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

1.  GENERAL

        The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts were reclassified to conform with current-period presentation.

2.  CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its 1994 Annual Report.

3.  SUBSEQUENT EVENTS

        In April 1995 the Company issued $40 million of 8.72% Junior Subordinated Deferrable Interest Debentures Series A, Due 2025 and used the proceeds to reduce short-term debt. Therefore, as of March 31, 1995 $40 million of short-term debt was reclassified to long-term debt.

                            KENTUCKY POWER COMPANY
           MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994
     Net income remained unchanged from the prior period. An increase of $0.7 million in operating income was offset by an increase in interest expense on short-term debt due to additional borrowing and an increase in short-term interest rates.
     Income statement lines which changed significantly were:
                                                          Increase (Decrease)
                                                          (in millions)    %

     Operating Revenues. . . . . . . . . . . . . . . . .      $(1.2)    (1.3)
     Fuel Expense. . . . . . . . . . . . . . . . . . . .        1.2      5.8
     Purchased Power Expense . . . . . . . . . . . . . .       (2.0)    (8.1)
     Other Operation . . . . . . . . . . . . . . . . . .        1.3     14.2
     Maintenance Expense . . . . . . . . . . . . . . . .       (2.7)   (27.2)

     The decrease in operating revenues was due to decreased wholesale energy sales to unaffiliated utilities by the AEP System Power Pool reflecting the effects of mild winter weather on energy demand and the ability of those utilities to meet their demand with their own generation. Although operating revenues declined due to the reduction in wholesale energy sales, retail revenues increased reflecting a 3% rise in retail energy sales and increased fuel clause revenues. Energy sales to industrial customers rose 11% reflecting higher levels of industrial output, while milder winter weather reduced residential sales by 4%.
     Fuel expense increased due to the operation of a fuel clause adjustment mechanism whereby previously deferred fuel costs are subsequently included in billings to customers. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel rate.
     The decrease in purchased power expense resulted from decreased energy purchases from unaffiliated utilities for pass-through sales and a reduction in the cost of energy purchases from the Power Pool due to mild winter weather, partly offset by an increase in the Company's share of AEP Power Pool capacity charges. As a Power Pool member whose internal demand exceeds its capacity, the Company pays capacity charges allocated to Power Pool members based on their relative peak demands. An increase in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members caused the increase in Power Pool capacity charges.

     Other operation expense increased mainly due to increased administrative expenses and higher accruals for uncollectible accounts.
     The decrease in maintenance expense resulted from the effect of significant distribution line maintenance expenditures to repair damage from severe winter storms in 1994.

                            OHIO POWER COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  1995          1994
                                                                    (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . $416,827    $487,041

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  131,678     200,629
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . . .   20,242      20,510
  Other Operation. . . . . . . . . . . . . . . . . . . . . . . .   59,700      49,903
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . . .   34,898      36,145
  Depreciation and Amortization. . . . . . . . . . . . . . . . .   33,890      32,730
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . . .   45,337      44,492
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . . .   23,753      27,772
          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .  349,498     412,181
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .   67,329      74,860
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . .    3,707       1,641
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . . .   71,036      76,501
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .   23,294      22,266
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   47,742      54,235
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . . .    3,825       3,825
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . . $ 43,917    $ 50,410

                       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                        (UNAUDITED)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  1995          1994
                                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . $483,222    $474,500

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .   47,742      54,235

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . . .   34,857      34,617
    Cumulative Preferred Stock . . . . . . . . . . . . . . . . .    3,825       3,825
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . . .       34          34

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . $492,248    $490,259

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                            OHIO POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                            March 31,     December 31,
                                                              1995            1994
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,523,493      $2,516,390
  Transmission . . . . . . . . . . . . . . . . . . . .        790,079         790,736
  Distribution . . . . . . . . . . . . . . . . . . . .        794,065         798,387
  General (including mining assets). . . . . . . . . .        731,102         782,719
  Construction Work in Progress. . . . . . . . . . . .         66,051          49,889
          Total Electric Utility Plant . . . . . . . .      4,904,790       4,938,121
  Accumulated Depreciation and Amortization. . . . . .      2,049,284       2,077,626

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,855,506       2,860,495


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        110,877         120,856


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         24,373          30,700
  Accounts Receivable. . . . . . . . . . . . . . . . .        154,291         158,681
  Allowance for Uncollectible Accounts . . . . . . . .         (1,309)         (1,019)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        163,207         147,152
  Materials and Supplies . . . . . . . . . . . . . . .         70,782          67,719
  Accrued Utility Revenues . . . . . . . . . . . . . .         23,513          28,775
  Prepayments. . . . . . . . . . . . . . . . . . . . .         65,664          43,894

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        500,521         475,902

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        552,178         521,855

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        116,128         154,501

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,135,210      $4,133,609


See Notes to Consolidated Financial Statements.

                            OHIO POWER COMPANY AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)
                                                           March 31,      December 31,
                                                             1995             1994
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .    $  321,201       $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       463,100          463,100
  Retained Earnings. . . . . . . . . . . . . . . . . .       492,248          483,222
          Total Common Shareowner's Equity . . . . . .     1,276,549        1,267,523
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       126,240          126,240
    Subject to Mandatory Redemption. . . . . . . . . .       115,000          115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,132,884        1,188,319

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,650,673        2,697,082

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       186,380          181,446

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        56,045              670
  Short-term Debt. . . . . . . . . . . . . . . . . . .        18,375           17,235
  Accounts Payable . . . . . . . . . . . . . . . . . .        96,476          122,432
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       139,109          156,525
  Interest Accrued . . . . . . . . . . . . . . . . . .        30,721           22,681
  Obligations Under Capital Leases . . . . . . . . . .        26,490           25,314
  Other. . . . . . . . . . . . . . . . . . . . . . . .        87,739           95,218

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       454,955          440,075

DEFERRED FEDERAL INCOME TAXES. . . . . . . . . . . . .       696,111          695,115

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        42,161           42,828

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       104,930           77,063

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $4,135,210       $4,133,609

See Notes to Consolidated Financial Statements.

                            OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 47,742      $ 54,235
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    37,448        35,975
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     5,620       (10,526)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (2,871)       (3,186)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     4,680       (33,555)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (19,118)       64,341
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     5,262         7,634
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (21,770)      (17,387)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (25,956)      (38,371)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (17,416)         (800)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     8,040         8,986
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    37,074        16,575
        Net Cash Flows From Operating Activities . . . . . .    58,735        83,921

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (28,825)      (27,575)
  Proceeds from Sale of Property and Other . . . . . . . . .     1,305        35,395
        Net Cash Flows From (Used For) Investing Activities.   (27,520)        7,820

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           45,000
  Change in Short-term Debt (net). . . . . . . . . . . . . .     1,140       (26,962)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -          (50,099)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (34,857)      (34,617)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,825)       (3,825)
        Net Cash Flows Used For Financing Activities . . . .   (37,542)      (70,503)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (6,327)       21,238
Cash and Cash Equivalents at Beginning of Period . . . . . .    30,700        20,803
Cash and Cash Equivalents at End of Period . . . . . . . . .  $ 24,373      $ 42,041

Supplemental Disclosure:
  Cash paid for interest net of capitalized  amounts was $14,585,000 and $12,608,000 and for income  taxes was $985,000 and  $3,199,000 in 1995 and 1994, respectively.
  Noncash  acquisitions  under  capital  leases  were $8,990,000  and $14,048,000 in
  1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

                      OHIO POWER COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)

1.  GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K.

2.  RATE ACTIVITY

        On March 23, 1995, the Public Utilities Commission of Ohio approved the Company's February 1995 Settlement Agreement that resolved the current base rate case and electric fuel component proceeding as described in Note 3 in the 1994 Annual Report. The increase in the Company's base rates was effective March 23, 1995.

3.  CONTINGENCIES

        The Company continues to be involved in certain other matters discussed in the 1994 Annual Report.

                      OHIO POWER COMPANY AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   FIRST QUARTER 1995 vs. FIRST QUARTER 1994
RESULTS OF OPERATIONS
    Net income decreased 12% or $6.5 million primarily due to a 22% decrease in energy sales as a result of milder winter weather in 1995.
    Income statement lines which changed significantly were:
                                                        Increase (Decrease)
                                                        (in millions)    %

    Operating Revenues. . . . . . . . . . . . . . . .      $(70.2)     (14)
    Fuel Expense. . . . . . . . . . . . . . . . . . .       (69.0)     (34)
    Other Operation Expense . . . . . . . . . . . . .         9.8       20
    Federal Income Taxes. . . . . . . . . . . . . . .        (4.0)     (14)

    The significant decrease in operating revenues reflects decreased energy sales to residential and wholesale customers, primarily due to milder weather in 1995 compared with the severe weather in January 1994, and decreased fuel clause recoveries due to a decline in the fuel cost component of revenues. Although energy sales to weather sensitive residential customers decreased 5%, total retail energy sales increased slightly due to a 3% increase in energy sales to industrial customers. Energy sales to commercial customers remained constant.
    Wholesale energy sales declined 57% mainly due to decreased energy sales to unaffiliated utilities by the AEP System Power Pool (Power Pool), resulting from the mild weather and increased availability of unaffiliated generating units in 1995, and a reduction in energy sales to the Power Pool. A decline in the Power Pool's energy requirements reflecting the milder weather; maintenance and repair outages at several of the Company's generating units in 1995; and the availability during the current period of an affiliate's two nuclear generating units which had been out of service during 1994 resulted in the reduction of energy supplied to the Power Pool.
    The substantial decrease in fuel expense was due to decreased generation resulting from the decline in energy demand and the generating unit outages, and a reduced average cost of fuel consumed.
    Other operation expense rose due to regulatory-approved increases in amortization, concurrent with rate recovery, of certain low-income residential customers' payment programs, increased membership fees for industry organizations, and the non-Ohio jurisdictional share of rent expense for the newly installed two-unit Gavin Plant flue gas desulfurization systems

(scrubbers). The Public Utilities Commission of Ohio (PUCO) jurisdictional share of the Gavin Plant's scrubber rent expense was deferred, beginning in December 1994, pending PUCO approval for recovery. In March 1995, the PUCO approved recovery of current and deferred rent expense and authorized the amortization of the previously deferred Gavin expenses beginning on March 23, 1995 over 4 years.
    The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income.
FINANCIAL CONDITION
    Total plant and property additions including capital leases for the current period were $38 million.
    There were no issuances or retirements of long-term debt and preferred stock in the first quarter of 1995.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power
Company ("OPCo")

    Reference is made to page 34 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K") for a discussion of a lawsuit filed by Ormet Corporation seeking a declaration that it is the owner of certain emission allowances. On March 31, 1995, the U.S. District Court for the Northern District of West Virginia granted the defendants' motions to dismiss Ormet's complaint, each of which was filed on May 2, 1994. Ormet has appealed the District Court's decision to the U.S. Court of Appeals for the Fourth Circuit only with respect to defendants AEP Service Corporation and OPCo.

    Reference is made to page 34 of the 1994 10-K for a discussion of litigation regarding the Meigs 31 mine. Southern Ohio Coal Company ("SOCCo") and the West Virginia Division of Environmental Protection ("West Virginia DEP") have entered into a Settlement Agreement dated May 8, 1995, under which the West Virginia DEP has released SOCCo from any claims which it may have had and SOCCo has made a donation of $260,000 to the Water Quality Management Fund of the West Virginia DEP. SOCCo has also agreed that it will not enter into a settlement agreement with the U.S. government regard-ing the Meigs mine dewatering which does not include an agreement that the West Virginia DEP will be entitled to direct the expendi-ture of $100,000 from any fund established as part of a consent decree for work in the Ohio River for the benefit of Leading Creek.



Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), Appalachian Power Company
("APCo"), Columbus Southern Power Company ("CSPCo"), Indiana Michi-gan Power Company ("I&M"), Kentucky Power Company ("KEPCo") and
OPCo

    Reference is made to pages 5, 6, 8 and 9 of the 1994 10-K for a discussion of AEP's transmission access filing, the increasing competition in the electric utility industry, the transmission access provisions of the Energy Policy Act of 1992, and a proposed Federal Energy Regulatory Commission ("FERC") rulemaking. On March 29, 1995, the FERC issued Notices of Proposed Rulemaking addressing open transmission access and recovery of stranded costs. Under the proposed rules, utilities under FERC jurisdiction would be required to file non-discriminatory open access transmission tariffs, avail-able to all wholesale sellers and buyers of electricity. In addi-tion, the utilities would be required to take service under the tariffs for their own wholesale sales and possibly purchases of electric energy. In a separate procedural order, parties in 17 pending cases involving open access transmission services, includ-ing AEP, were directed to proceed with their cases, taking into account the FERC's current views as described in the open access proposal. The FERC's stated goals in offering the open access rule are (i) to facilitate the development of a competitive generation market by ensuring that wholesale buyers and sellers can reach each other, and (ii) to eliminate anti-competitive and discriminatory practices in transmission services.

    With respect to stranded costs, the FERC seeks additional comments limited to the new matters being proposed. The FERC stated that the approach proposed in the June 29, 1994 proposed rulemaking "should adequately cover most, if not all, costs that could be stranded in an environment where transmission access is more widely available, including the access environment that the [FERC] expects if the provisions of the open access [proposed rulemaking] are adopted." The FERC delineated a number of prelimi-nary determinations which were reached as a result of the June 29 rulemaking proposal including:

   o The FERC made a preliminary determination that "recovery of legitimate and verifiable stranded costs should be allowed, and that direct assignment of stranded costs to departing customers, as proposed in the [June 29 proposed rulemaking], is the appropriate method for recovery."

   o The FERC made a preliminary determination that "it is appro-priate to leave it to state regulatory authorities to assume responsibility for any stranded costs occasioned by retail wheeling, except in the narrow circumstance in which the state regulatory authority does not have authority under state law, at the time retail wheeling is required, to address recovery of such costs."

    Reference is made to page 23 of the 1994 10-K for a discussion of regulations governing nitrogen oxides emissions. On March 31, 1995, the U.S. Environmental Protection Agency issued a revised final rule replacing the one remanded by the U.S. Court of Appeals for the District of Columbia Circuit on November 29, 1994. This final rule was issued as a result of a settlement among the parties to the litigation.

I&M

    Effective April 28, 1995, Indiana enacted into law legislation relating to utility regulation with the following provisions:

   o The earnings test period was extended from one year to five years, allowing utilities an increased opportunity to oper-ate at or near the rate of return approved by the Indiana Utility Regulatory Commission ("IURC") and possibly delaying the frequency of rate increases.

   o The IURC may decline to exercise, in whole or in part, its jurisdiction over either a utility or the retail energy service of a utility, or both, if the public interest so requires.

   o A utility may propose, and the IURC may approve, alternative regulatory plans which could include setting customer rates based on market or average prices, price caps, index-based prices and prices based on performance and efficiency.

    Reference is made to page 9 of the 1994 10-K for a discussion of a proposed rulemaking for integrated resource planning ("IRP") in Indiana. On April 5, 1995, the IURC promulgated the final rules on integrated resource planning and demand-side management ("DSM"). The IURC promulgated the rules pursuant to Indiana statutes requir-ing that a utility assess demand-side and supply-side resources to meet cost-effectively and reliably customer electricity service needs. The DSM rule provides a method of cost recovery for demand-side management programs. The IRP rule requires electric utilities to submit to the IURC on a biennial basis, beginning on or before November 1, 1995, an integrated resource plan.

    Reference is made to page 21 of the 1994 10-K for a discussion of nuclear waste disposal. The U.S. Department of Energy has indicated in its "Final Interpretation of Nuclear Waste Acceptance Issues" published in the May 3, 1995 Federal Register that it has no statutory or contractual obligation to accept high level waste and spent nuclear fuel beginning in 1998 in the absence of a repository or interim storage facility.

CSPCo

    Reference is made to page 10 of the 1994 10-K for a discussion of new business development. CSPCo has submitted a proposal to acquire the City of Columbus' trash burning power plant and its electric system. Under the bid submitted to the City of Columbus and the Solid Waste Authority of Central Ohio ("SWACO"), the plant would be idled until possible repowering with gas-fired combustion turbines. Under the proposed bid, CSPCo would, among other things:

   o Idle the 90-megawatt waste-to-energy facility. CSPCo would study repowering the plant in the future with gas-fired combustion turbines, but did not expect to use waste as a fuel.

   o Purchase the City's electric distribution and transmission system.

    The City's electric system has about 11,000 electric customers, including 8,000 residential, 2,000 commercial and 1,000 industrial customers.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits:

        APCo, CSPCo, I&M, KEPCo and OPCo

            Exhibit 12 - Statement re: Computation of Ratios.

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            Exhibit 27 - Financial Data Schedule.

        (b)     Reports on Form 8-K:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            No reports on Form 8-K were filed during the quarter ended March 31, 1995.

In the opinion of the companies, the financial statements contained herein reflect all adjustments (consisting of only normal recurring accruals) which are necessary to a fair presentation of the results of operations for the interim periods.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                          AMERICAN ELECTRIC POWER COMPANY, INC.

G.P. Maloney                                       P.J. DeMaria
G.P. Maloney, Vice President                       P.J. DeMaria, Treasurer
              and Secretary
                                 AEP GENERATING COMPANY

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

Date:  May 10, 1995