Form 10-Q
period 1995-09-30
AEP GENERATING CO /OH/
filed 1995-11-13
CIK 857571

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

             For The Quarterly Period Ended September 30, 1995

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period from          to
Commission           Registrant; State of Incorporation;                I. R. S. Employer
File Number           Address; and Telephone Number                     Identification No.
  1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.                          13-4922640
              (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  0-18135     AEP GENERATING COMPANY (An Ohio Corporation)                   31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  1-3457      APPALACHIAN POWER COMPANY (A Virginia Corporation)             54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (540) 985-2300

  1-2680      COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)          31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

  1-3570      INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)        35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

  1-6858      KENTUCKY POWER COMPANY (A Kentucky Corporation)                61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (800) 572-1141

  1-6543      OHIO POWER COMPANY (An Ohio Corporation)                       31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at October 31, 1995 was 186,285,000.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                               FORM 10-Q

               For The Quarter Ended September 30, 1995

                                 INDEX

                                                                         Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-7 - A-9

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

           Columbus Southern Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . D-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . D-2 - D-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . D-4
             Notes to Consolidated Financial Statements . . . . . . . . . D-5
             Management's Narrative Analysis of Results of Operations . . D-6 - D-8

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-6 - E-9

           Kentucky Power Company:
             Statements of Income and Statements of Retained Earnings . . F-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . F-2 - F-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . F-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . F-5
             Management's Narrative Analysis of Results of Operations . . F-6 - F-8

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


                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended September 30, 1995

                                          INDEX

                                                                        Page
Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1 - II-2
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2

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

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per-share amounts)
                              (UNAUDITED)
                                       Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         1995        1994        1995        1994
OPERATING REVENUES . . . . . . . . . .$1,523,390  $1,385,278  $4,244,901  $4,222,026

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . .   456,496     427,125   1,225,538   1,359,517
  Other Operation. . . . . . . . . . .   316,850     243,056     868,667     736,581
  Maintenance. . . . . . . . . . . . .   131,134     133,690     393,130     409,217
  Depreciation and Amortization. . . .   150,424     145,516     444,844     426,958
  Taxes Other Than Federal
    Income Taxes . . . . . . . . . . .   125,052     122,076     371,282     371,233
  Federal Income Taxes . . . . . . . .    80,886      66,800     210,052     194,492

          TOTAL OPERATING EXPENSES . . 1,260,842   1,138,263   3,513,513   3,497,998

OPERATING INCOME . . . . . . . . . . .   262,548     247,015     731,388     724,028

NONOPERATING INCOME. . . . . . . . . .     5,693       3,989      10,574       4,946

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED DIVIDENDS. . . . . . . . .   268,241     251,004     741,962     728,974

INTEREST CHARGES . . . . . . . . . . .    99,784      96,975     301,040     291,704

PREFERRED STOCK DIVIDEND REQUIREMENTS
  OF SUBSIDIARIES. . . . . . . . . . .    14,301      14,203      42,438      40,696

NET INCOME . . . . . . . . . . . . . .$  154,156  $  139,826  $  398,484  $  396,574

AVERAGE NUMBER OF SHARES OUTSTANDING .   186,024     184,621     185,671     184,564

EARNINGS PER SHARE . . . . . . . . . .     $0.83       $0.76       $2.15       $2.15

CASH DIVIDENDS PAID PER SHARE. . . . .     $0.60       $0.60       $1.80       $1.80

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                         1995        1994        1995        1994
                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . .$1,347,260  $1,304,036  $1,325,581  $1,269,283

NET INCOME . . . . . . . . . . . . . .   154,156     139,826     398,484     396,574

DEDUCTIONS:
  Cash Dividends Declared. . . . . . .   111,563     110,723     334,058     332,168
  Other. . . . . . . . . . . . . . . .      (154)        (54)       -            496

BALANCE AT END OF PERIOD . . . . . . .$1,390,007  $1,333,193  $1,390,007  $1,333,193


See Notes to Consolidated Financial Statements.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                        September 30,   December 31,
                                                             1995           1994
                                                               (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $ 9,231,228    $ 9,172,766
  Transmission . . . . . . . . . . . . . . . . . . . .     3,299,451      3,247,280
  Distribution . . . . . . . . . . . . . . . . . . . .     4,109,423      3,966,442
  General (including mining assets and nuclear fuel) .     1,468,520      1,529,436
  Construction Work in Progress. . . . . . . . . . . .       313,846        258,700
          Total Electric Utility Plant . . . . . . . .    18,422,468     18,174,624
  Accumulated Depreciation and Amortization. . . . . .     7,055,191      6,826,514


          NET ELECTRIC UTILITY PLANT . . . . . . . . .    11,367,277     11,348,110




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       788,874        735,042




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        93,721         62,866
  Accounts Receivable. . . . . . . . . . . . . . . . .       504,576        436,915
  Allowance for Uncollectible Accounts . . . . . . . .        (6,545)        (4,056)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       265,961        306,700
  Materials and Supplies . . . . . . . . . . . . . . .       223,996        216,741
  Accrued Utility Revenues . . . . . . . . . . . . . .       139,122        167,486
  Prepayments and Other. . . . . . . . . . . . . . . .       118,619         94,786

          TOTAL CURRENT ASSETS . . . . . . . . . . . .     1,339,450      1,281,438




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .     1,992,692      2,033,892



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .       211,417        340,274


            TOTAL. . . . . . . . . . . . . . . . . . .   $15,699,710    $15,738,756

See Notes to Consolidated Financial Statements.

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                      September 30,    December 31,
                                                           1995            1994
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1995          1994
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .195,284,992   194,234,992
    (8,999,992 shares were held in treasury) . . . . . $ 1,269,352     $ 1,262,527
  Paid-in Capital. . . . . . . . . . . . . . . . . . .   1,653,238       1,640,661
  Retained Earnings. . . . . . . . . . . . . . . . . .   1,390,007       1,325,581
          Total Common Shareholders' Equity. . . . . .   4,312,597       4,228,769
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .     233,240         233,240
    Subject to Mandatory Redemption. . . . . . . . . .     515,300         590,300
  Long-term Debt . . . . . . . . . . . . . . . . . . .   4,845,908       4,686,648

          TOTAL CAPITALIZATION . . . . . . . . . . . .   9,907,045       9,738,957

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .     806,667         735,689

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .      75,085              85
  Long-term Debt Due Within One Year . . . . . . . . .     200,736         293,671
  Short-term Debt. . . . . . . . . . . . . . . . . . .     212,550         316,985
  Accounts Payable . . . . . . . . . . . . . . . . . .     200,331         251,186
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .     255,300         382,677
  Interest Accrued . . . . . . . . . . . . . . . . . .     124,972          88,916
  Obligations Under Capital Leases . . . . . . . . . .      90,063          93,252
  Other. . . . . . . . . . . . . . . . . . . . . . . .     371,922         339,913

          TOTAL CURRENT LIABILITIES. . . . . . . . . .   1,530,959       1,766,685

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .   2,639,962       2,657,062

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .     438,044         456,043

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .     252,195         259,152

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .     124,838         125,168

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . . $15,699,710     $15,738,756

See Notes to Consolidated Financial Statements.

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                              Nine Months Ended
                                                                September 30,
                                                              1995          1994
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . $ 398,484     $ 396,574
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . .   431,936       419,219
    Deferred Income Taxes. . . . . . . . . . . . . . . . .     2,747       (16,122)
    Deferred Investment Tax Credits. . . . . . . . . . . .   (17,862)      (22,332)
    Amortization of Deferred Property Taxes. . . . . . . .   120,710        98,377
    Amortization of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . .    39,975        14,028
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .   (65,172)       39,268
    Fuel, Materials and Supplies . . . . . . . . . . . . .    33,484        24,535
    Accrued Utility Revenues . . . . . . . . . . . . . . .    28,364        35,591
    Accounts Payable . . . . . . . . . . . . . . . . . . .   (50,855)      (74,429)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .  (127,377)     (138,524)
  Other (net). . . . . . . . . . . . . . . . . . . . . . .    12,066        44,069
        Net Cash Flows From Operating Activities . . . . .   806,500       820,254

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .  (427,716)     (443,172)
  Proceeds from Sale of Property and Other . . . . . . . .    11,560        38,853
        Net Cash Flows Used For Investing Activities . . .  (416,156)     (404,319)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . .    35,302        10,732
  Issuance of Cumulative Preferred Stock . . . . . . . . .      -           88,787
  Issuance of Long-term Debt . . . . . . . . . . . . . . .   425,309       361,639
  Retirement of Cumulative Preferred Stock . . . . . . . .      -          (35,800)
  Retirement of Long-term Debt . . . . . . . . . . . . . .  (381,607)     (440,451)
  Change in Short-term Debt (net). . . . . . . . . . . . .  (104,435)      (64,797)
  Dividends Paid on Common Stock . . . . . . . . . . . . .  (334,058)     (332,168)
        Net Cash Flows Used For Financing Activities . . .  (359,489)     (412,058)

Net Increase in Cash and Cash Equivalents. . . . . . . . .    30,855         3,877
Cash and Cash Equivalents at Beginning of Period . . . . .    62,866        42,561
Cash and Cash Equivalents at End of Period . . . . . . . . $  93,721     $  46,438

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $255,342,000 and $249,101,000 and for income taxes was $220,897,000 and $242,975,000 in 1995 and
1994, respectively. Noncash acquisitions under capital leases were $78,170,000 and $155,857,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995
                           (UNAUDITED)

1. GENERAL

   The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING AND RELATED ACTIVITIES

       Significant financing transactions by subsidiaries during the first nine months of 1995 included the following:

                                                Principal Amount
                                                 (in thousands)

    Issuances:    Junior Subordinated Deferrable
                    Interest Debentures
                     8.72% Series due 2025          $ 40,000
                     8-3/8% Series due 2025           75,000

                  First Mortgage Bonds
                     6.89% Series due 2005            30,000
                     8% Series due 2005               50,000
                     8% Series due 2025               50,000

                  Pollution Control Revenue
                    Refunding Bonds
                     6.55% Series 1995 A due 2025     50,000
                     (a) Series 1995 B due 2025       50,000
                     (b) Series 1995 A due 2025       45,000
                     (b) Series 1995 B due 2025       45,000

                           Total Issuances          $435,000

   (a) The variable rate Series B will bear interest at a rate set weekly which ranged from 2.9% to 4.4% during 1995. The Company may designate the use of a daily, commercial paper or term rate instead of the weekly rate.

   (b) Both variable rate Series A and Series B will bear interest at a market rate set daily which ranged from 3.15% to 4.5% during 1995. The Company may designate the use of a weekly, commercial paper or term rate instead of the daily rate.

                                                Principal Amount
                                                 (in thousands)
   Retirements:  First Mortgage Bonds
                     9-1/8% Series due 2019         $ 47,000
                     9-7/8% Series due 2020           26,900
                     9-7/8% Series due 2020           43,600

                  Pollution Control Revenue Bonds
                     9-1/4% Series due 2014           50,000
                     9-3/8% Series due 2014           55,000
                     (c) 6-5/8% Series due 2014       55,000
                     (c) 6-3/4% Series due 2014       50,000

                  Notes Payable
                     8.79% due 1995                   50,000

                           Total Retirements        $377,500


   (c) Adjustable rate series.

       Redemption of the 9-1/8% Series First Mortgage Bonds due in 2019 reduced the restriction on the subsidiaries use of retained earnings for the payment of cash dividends on their common stock from $234 million to $230 million.

       In October 1995 a subsidiary issued $85 million of an 8.16%
   Series of Junior Subordinated Deferrable Interest Debentures due in 2025. The proceeds will be used to redeem three series of $100 par value cumulative preferred stock in November 1995:
   350,000 shares of the 7.60% Series; 350,000 shares of the 7-6/10% Series; and 150,000 shares of the 8.04% Series.

       In November 1995 a subsidiary used the proceeds of their September issuance of junior subordinated debentures to redeem
   675,000 shares of their 9.50% cumulative preferred stock, $100 par value, at $106.33 per share.

3. RESTRUCTURING

       The Company recorded severance costs of $27.2 million ($17.7 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 900 positions at the Company s power plants. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994
RESULTS OF OPERATIONS

   Net income increased $14.3 million or 10% for the quarter primarily due to increased energy sales resulting from warmer weather in the summer of 1995 partially offset by the unfavorable earnings effect of a $17.7 million after-tax provision for severance pay recorded during the quarter. Net income increased sightly for the year-to-date period due to the increased energy sales in the third quarter which were offset by the severance pay provision and a reduction in sales in the first six months of 1995 due to milder winter weather in 1995.
   Income statement lines which changed significantly were:
                                     Increase (Decrease)
                              Third Quarter     Year-To-Date
                            (in millions)  %  (in millions)  %

Operating Revenues . . . . .    $138.1    10      $  22.9    1
Fuel and Purchased
  Power Expense. . . . . . .      29.4     7       (134.0) (10)
Other Operation Expense. . .      73.8    30        132.1   18
Federal Income Taxes . . . .      14.1    21         15.6    8

   The increase in operating revenues during the third quarter was primarily due to a 7% increase in energy sales to retail customers and a 22% increase in sales to wholesale customers. Retail sales rose mainly due to increased usage by residential and commercial customers reflecting the warmer summer weather in 1995 and growth in the number of retail customers. The increase in wholesale sales also resulted from the weather-related energy demand.
   Year-to-date operating revenues rose slightly mainly due to a 3% increase in energy sales to retail customers resulting from increased usage and growth in the number of retail customers. The increase in retail sales was partially offset by a 7% decline in sales to wholesale customers as a result of milder weather during the first six months of 1995 and a reduction in the fuel cost component of retail revenues due to rate commission orders that reduced fuel recoveries in certain jurisdictions and decreased fuel costs.

   Fuel and purchased power expense increased during the third quarter due to the weather-related increase in energy demand which resulted in increased generation and fuel consumption and increased energy purchases. Partially offsetting the quarter s increases was a deferral of under-recovered fuel expense in 1995 and the effect of amortization in 1995 of deferred over-recovered fuel expense in 1994. The decline in fuel and purchased power expense for the year-to-date period resulted from the deferral of under and over-recovered fuel expense described above; increased utilization of low-cost nuclear generation which had been unavailable in the first six-months of 1994 due to refueling and maintenance outages at the Cook Plant; a decrease in the average cost of fossil fuel resulting from reduced coal prices reflecting the renegotiation of certain long-term coal contracts and a reduction of coal prices under the terms of other contracts; and decreased energy purchases due to the mild weather during the first half of 1995.
   The significant rise in other operation expense during both periods was primarily due to rent expense and other operating costs of the Gavin Plant's flue gas desulfurization systems (scrubbers) which went into service in the first quarter of 1995, costs related to the development of a new activity based budgeting system and a $27.2 million ($17.7 million after-tax) provision for severance pay recorded in the third quarter of 1995 discussed below.
   Federal income tax expense attributable to operations increased for both periods due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis. FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months were $508 million.
   During the first nine months subsidiaries issued $295 million principal amount of long-term debt at fixed interest rates ranging from 6.55% to 8.72% and $140 million at variable rates which ranged from 2.9% to 4.5% in 1995; retired $378 million principal amount of long-term debt with interest rates ranging from 6-5/8% to 9-7/8%;
and decreased short-term debt by $104 million.
   In October 1995, a subsidiary issued $85 million of an 8.16%
Series of Junior Subordinated Deferrable Interest Debentures due in
2025. The proceeds will be used to redeem three series of $100 par value cumulative preferred stock in November 1995: 350,000 shares of the 7.60% Series; 350,000 shares of the 7-6/10% Series; and 150,000 shares of the 8.04% Series.

   In November 1995, a subsidiary will use the $75 million proceeds of their September issuance of junior subordinated debentures to redeem 675,000 shares of their 9.50% cumulative preferred stock, $100 par value, at $106.33 per share. The remaining 75,000 shares of this series are expected to be redeemed on February 1, 1996 at $100 per share. Under the terms of the sinking fund, the redemption of 37,500 shares is required by February 1 and an additional 37,500 shares may be redeemed. RESTRUCTURING
   As part of an AEP restructuring program, the Company is reducing staff at the subsidiary companies power plants. The restructuring program, which is part of an effort to prepare for increased competition, calls for the functional realignment of operations. As indicated above, in the third quarter of 1995 the Company provided for the cost of currently identified staff reductions at its power plants.

                                            AEP GENERATING COMPANY
                                            STATEMENTS OF INCOME
                                      (UNAUDITED)
                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                           1995      1994         1995        1994
                                                       (in thousands)
OPERATING REVENUES . . . . . . . . . . . $58,916    $60,828     $172,910    $180,259

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  25,422     26,281       74,062      78,020
  Rent - Rockport Plant Unit 2 . . . . .  17,070     17,897       49,689      52,042
  Other Operation. . . . . . . . . . . .   2,944      2,618        8,621       7,901
  Maintenance. . . . . . . . . . . . . .   2,618      2,788        8,959       8,363
  Depreciation . . . . . . . . . . . . .   5,421      5,396       16,255      16,212
  Taxes Other Than Federal Income Taxes.     897      1,000        2,175       3,023
  Federal Income Taxes . . . . . . . . .     979        929        2,466       2,862

          TOTAL OPERATING EXPENSES . . .  55,351     56,909      162,227     168,423

OPERATING INCOME . . . . . . . . . . . .   3,565      3,919       10,683      11,836

NONOPERATING INCOME. . . . . . . . . . .   1,012        820        2,757       2,505

INCOME BEFORE INTEREST CHARGES . . . . .   4,577      4,739       13,440      14,341

INTEREST CHARGES . . . . . . . . . . . .   1,977      2,448        6,787       7,283

NET INCOME . . . . . . . . . . . . . . . $ 2,600    $ 2,291     $  6,653    $  7,058

                    STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                           1995      1994         1995        1994
                                                       (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $4,321    $1,185       $4,268      $1,339

NET INCOME . . . . . . . . . . . . . . .  2,600     2,291        6,653       7,058

CASH DIVIDENDS DECLARED. . . . . . . . .  5,000     2,260        9,000       7,181

BALANCE AT END OF PERIOD . . . . . . . . $1,921    $1,216       $1,921      $1,216



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                        AEP GENERATING COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)

                                                         September 30,  December 31,
                                                              1995          1994
                                                                (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . .  $628,110       $627,429
  General . . . . . . . . . . . . . . . . . . . . . . . .     2,933          2,658
  Construction Work in Progress . . . . . . . . . . . . .     1,385          1,441
          Total Electric Utility Plant. . . . . . . . . .   632,428        631,528
  Accumulated Depreciation. . . . . . . . . . . . . . . .   213,245        199,264


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . .   419,183        432,264




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . .        25              7
  Accounts Receivable . . . . . . . . . . . . . . . . . .    19,684         19,868
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . .    18,305         18,368
  Materials and Supplies. . . . . . . . . . . . . . . . .     3,961          4,167
  Prepayments . . . . . . . . . . . . . . . . . . . . . .       789            452


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . .    42,764         42,862




REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . .     6,185          1,520




DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . .     2,543          2,573




            TOTAL . . . . . . . . . . . . . . . . . . . .  $470,675       $479,219

See Notes to Financial Statements.

                        AEP GENERATING COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)

                                                       September 30,   December 31,
                                                           1995           1994
                                                               (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . .     47,735         47,735
  Retained Earnings . . . . . . . . . . . . . . . . .      1,921          4,268
          Total Common Shareholder's Equity . . . . .     50,656         53,003
  Long-term Debt. . . . . . . . . . . . . . . . . . .     89,535         53,340

          TOTAL CAPITALIZATION. . . . . . . . . . . .    140,191        106,343

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . .      1,947          2,019

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . .       -            55,000
  Short-term Debt - Notes Payable . . . . . . . . . .     11,025          7,200
  Accounts Payable. . . . . . . . . . . . . . . . . .      8,174          9,506
  Taxes Accrued . . . . . . . . . . . . . . . . . . .      3,439          3,648
  Interest Accrued. . . . . . . . . . . . . . . . . .        320          2,955
  Rent Accrued - Rockport Plant Unit 2. . . . . . . .     23,427          6,490
  Other . . . . . . . . . . . . . . . . . . . . . . .      1,311          4,456

          TOTAL CURRENT LIABILITIES . . . . . . . . .     47,696         89,255

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . .    151,436        155,614

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . .     77,934         80,471
  Amounts Due to Customers for Income Taxes . . . . .     37,097         38,101
          TOTAL REGULATORY LIABILITIES. . . . . . . .    115,031        118,572

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . .     14,178          7,293

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . .        196            123

            TOTAL . . . . . . . . . . . . . . . . . .   $470,675       $479,219

See Notes to Financial Statements.

                        AEP GENERATING COMPANY
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                              Nine Months Ended
                                                                September 30,
                                                              1995          1994
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . $   6,653      $  7,058
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . .    16,255        16,212
    Deferred Income Taxes. . . . . . . . . . . . . . . . .     5,881         3,286
    Deferred Investment Tax Credits. . . . . . . . . . . .    (2,537)       (2,538)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . .    (4,178)       (4,178)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . .       184        (1,555)
    Fuel, Materials and Supplies . . . . . . . . . . . . .       269        (4,037)
    Accounts Payable . . . . . . . . . . . . . . . . . . .    (1,332)       (3,030)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .      (209)        2,492
    Interest Accrued . . . . . . . . . . . . . . . . . . .    (2,635)       (2,218)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . .    16,937        19,290
  Other (net). . . . . . . . . . . . . . . . . . . . . . .    (3,989)        1,836
        Net Cash Flows From Operating Activities . . . . .    31,299        32,618

INVESTING ACTIVITIES - Construction Expenditures . . . . .    (3,127)       (2,938)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . .      -           (6,700)
  Issuance of Long-term Debt . . . . . . . . . . . . . . .    88,368          -
  Change in Short-term Debt (net). . . . . . . . . . . . .     3,825       (15,250)
  Retirement of Long-term Debt . . . . . . . . . . . . . .  (111,347)         -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . .    (9,000)       (7,181)
        Net Cash Flows Used For Financing Activities . . .   (28,154)      (29,131)

Net Increase in Cash and Cash Equivalents. . . . . . . . .        18           549
Cash and Cash Equivalents at Beginning of Period . . . . .         7             3
Cash and Cash Equivalents at End of Period . . . . . . . . $      25      $    552


Supplemental Disclosure:
  Cash paid  (received) for interest  net of capitalized  amounts was $9,136,000 and
  $9,227,000  and for  income taxes  was $(2,136,000) and  $(1,026,000) in  1995 and
  1994, respectively.

See Notes to Financial Statements.

                        AEP GENERATING COMPANY
                     NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995
                              (UNAUDITED)

1. GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING

       On July 18, 1995, the Company entered into transactions relating to two series (Series 1995 A and Series 1995 B) of $45 million City of Rockport, Indiana, Pollution Control Revenue Refunding Bonds (Bonds) with maturity dates of July 1, 2025. The proceeds from the Series 1995 A Bonds along with additional funds were used to redeem the $55 million City of Rockport, Indiana, 9-3/8% Fixed Rate Bonds, Series 1985 A, on September 1, 1995. The proceeds from the Series 1995 B Bonds along with additional funds were used to redeem the $55 million City of Rockport, Indiana, Adjustable Rate Bonds (6-5/8%), Series 1985 A, on September 1, 1995. The two new series of Bonds bear interest at a rate set daily which has ranged from 3.15% to 4.5%. The Company may designate the use of a weekly, commercial paper or term rate instead of the daily rate.

                        AEP GENERATING COMPANY
       MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

               THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                                  AND
                YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

   Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital net of temporary cash investments. Net income increased $0.3 million or 13% in the third quarter and decreased $0.4 million or 6% in the year-to-date period. The increase for the quarter resulted from refinancing transactions that led to decreased interest charges as $20 million of debt was retired and $90 million was refinanced at lower rates and increased interest income from debt issuance proceeds held from mid-July to September 1, 1995. The decrease in the year-to-date period reflects a reduction in common equity on which a return is earned and a decreased return on other capital due to an increase in temporary cash investments during the second quarter 1995 offset in part by the favorable effects of the third quarter 1995 refinancing transactions. The reduction in common equity resulted from the return of $6.7 million of capital to the parent company in 1994.
   Income statement items which changed significantly were as follows:
                                     Increase (Decrease)
                              Third Quarter       Year-To-Date
                            (in millions)   %  (in millions)   %

Operating Revenues. . . . .    $(1.9)      (3)    $(7.3)      (4)
Fuel Expense. . . . . . . .     (0.9)      (3)     (4.0)      (5)
Rent Expense-Rockport
  Plant Unit 2. . . . . . .     (0.8)      (5)     (2.4)      (5)

   The decrease in operating revenues for the third quarter and year-to-date periods reflects the decrease in recoverable operating expenses in accordance with the unit power agreements as well as the reduced return on capital previously discussed.
   The decrease in fuel expense for the third quarter was due to a 5% reduction in generation. The decline for the year-to-date period is mainly attributable to 15% lower generation in the second quarter of 1995 when Rockport Plant Unit 1 was out-of-service for general boiler inspection and repair.

   Rent expense for Rockport Plant Unit 2 decreased in both periods due to a reversal of a provision recorded in the third quarter of 1994 for Indiana gross income taxes applicable to the lease.

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      1995         1994        1995          1994
                                                    (in thousands)
OPERATING REVENUES . . . . . . . .  $403,786     $371,842   $1,151,259   $1,179,799

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . .    98,091       92,453      270,066      299,147
  Purchased Power. . . . . . . . .    82,526       78,716      219,378      250,320
  Other Operation. . . . . . . . .    57,689       46,770      163,604      141,237
  Maintenance. . . . . . . . . . .    32,550       30,311      101,976      101,307
  Depreciation and Amortization. .    33,535       32,195       99,963       95,377
  Taxes Other Than Federal
    Income Taxes . . . . . . . . .    29,489       28,559       88,831       90,964
  Federal Income Taxes . . . . . .    14,545       11,992       44,097       41,997

          TOTAL OPERATING EXPENSES   348,425      320,996      987,915    1,020,349

OPERATING INCOME . . . . . . . . .    55,361       50,846      163,344      159,450
NONOPERATING INCOME (LOSS) . . . .        25         (697)      (4,614)      (4,240)
INCOME BEFORE INTEREST CHARGES . .    55,386       50,149      158,730      155,210
INTEREST CHARGES . . . . . . . . .    27,008       24,418       79,929       72,939
NET INCOME . . . . . . . . . . . .    28,378       25,731       78,801       82,271
PREFERRED STOCK DIVIDEND
  REQUIREMENTS . . . . . . . . . .     4,102        4,277       12,303       11,557
EARNINGS APPLICABLE TO COMMON
  STOCK . . . . . . . . . . . . . . $ 24,276     $ 21,454   $   66,498   $   70,714

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                      Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                      1995         1994         1995          1994
                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . .  $195,165     $222,835     $206,361      $227,816
NET INCOME . . . . . . . . . . . .    28,378       25,731       78,801        82,271
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . .    26,709       27,035       80,127        81,105
    Cumulative Preferred Stock . .     3,918        3,921       11,755        11,002
  Capital Stock Expense. . . . . .       184          185          548           555

BALANCE AT END OF PERIOD . . . . .  $192,732     $217,425     $192,732      $217,425

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                     September 30,   December 31,
                                                          1995           1994
                                                            (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . .     $1,852,420     $1,848,263
  Transmission . . . . . . . . . . . . . . . . . .      1,037,390      1,010,344
  Distribution . . . . . . . . . . . . . . . . . .      1,388,661      1,315,915
  General. . . . . . . . . . . . . . . . . . . . .        164,726        160,752
  Construction Work in Progress. . . . . . . . . .         67,576         63,453
          Total Electric Utility Plant . . . . . .      4,510,773      4,398,727
  Accumulated Depreciation and Amortization. . . .      1,679,447      1,627,852

          NET ELECTRIC UTILITY PLANT . . . . . . .      2,831,326      2,770,875



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .         30,622         48,928



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .          6,791          5,297
  Accounts Receivable. . . . . . . . . . . . . . .        129,224        124,092
  Allowance for Uncollectible Accounts . . . . . .         (1,979)          (830)
  Fuel . . . . . . . . . . . . . . . . . . . . . .         60,938         65,581
  Materials and Supplies . . . . . . . . . . . . .         49,534         49,451
  Accrued Utility Revenues . . . . . . . . . . . .         44,524         51,686
  Prepayments. . . . . . . . . . . . . . . . . . .         14,467          6,487

          TOTAL CURRENT ASSETS . . . . . . . . . .        303,499        301,764



REGULATORY ASSETS. . . . . . . . . . . . . . . . .        431,855        467,213


DEFERRED CHARGES . . . . . . . . . . . . . . . . .         49,495         59,015

            TOTAL. . . . . . . . . . . . . . . . .     $3,646,797     $3,647,795

See Notes to Consolidated Financial Statements.

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                        September 30,   December 31,
                                                             1995           1994
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      524,867         504,408
  Retained Earnings. . . . . . . . . . . . . . . . . .      192,732         206,361
          Total Common Shareholder's Equity. . . . . .      978,057         971,227
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      190,300         190,300
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,278,298       1,228,911

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,501,655       2,445,438

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       85,520          68,515

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        7,251            -
  Short-term Debt. . . . . . . . . . . . . . . . . . .       65,175         122,825
  Accounts Payable . . . . . . . . . . . . . . . . . .       86,964          93,712
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       34,435          34,623
  Customer Deposits. . . . . . . . . . . . . . . . . .       14,406          14,362
  Interest Accrued . . . . . . . . . . . . . . . . . .       34,511          17,347
  Other. . . . . . . . . . . . . . . . . . . . . . . .       71,942          74,877

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      314,684         357,746

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      645,752         658,660

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       91,692          95,907

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        7,494          21,529

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,646,797      $3,647,795

See Notes to Consolidated Financial Statements.
/TABLE

              APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                1995           1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  78,801    $ 82,271
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    101,123      97,283
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .     (2,975)     13,374
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (3,645)     (3,672)
    Deferred Power Supply Costs (net). . . . . . . . . . . .     (2,557)      9,981
    Provision for Rate Refunds . . . . . . . . . . . . . . .     11,425      (9,975)
    Storm Damage Expense Amortization (Deferrals). . . . . .     13,184     (22,617)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     (3,983)     14,475
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      4,560     (26,421)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      7,162      16,925
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     (7,980)     (3,677)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (6,748)     16,868
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .       (188)    (22,467)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     17,164      14,530
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .      6,062       4,149
        Net Cash Flows From Operating Activities . . . . . .    211,405     181,027

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (151,498)   (154,061)
  Proceeds from Sales of Property. . . . . . . . . . . . . .      7,284         824
        Net Cash Flows Used For Investing Activities . . . .   (144,214)   (153,237)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .     30,000        -
  Issuance of Cumulative Preferred Stock . . . . . . . . . .       -         29,574
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    128,785      20,817
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (57,650)     71,550
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (74,950)    (58,221)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (80,127)    (81,105)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (11,755)    (10,641)
        Net Cash Flows Used For Financing Activities . . . .    (65,697)    (28,026)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .      1,494        (236)
Cash and Cash Equivalents at Beginning of Period . . . . . .      5,297       4,626
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   6,791   $   4,390

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $60,835,000 and $56,652,000 and for income taxes was $46,449,000 and $37,400,000 in 1995 and 1994, respectively.  Noncash acquisitions under capital leases were $11,339,000 and
  $18,740,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)

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

       In April 1995 the Company redeemed the remaining $46.5 million outstanding balance of its 9-1/8% Series First Mortgage Bonds due in 2019. This redemption decreased the restriction on the use of retained earnings for common stock cash dividends from $37.0 million to $33.2 million. Also in June 1995, the Company redeemed at 103.95% $26.2 million of its 9-7/8% Series First Mortgage Bonds due in 2020. The Company received $30 million of cash capital contributions from its parent which were credited to paid-in capital.

3. RESTRUCTURING

       The Company recorded severance costs of $5.6 million ($3.7 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 160 positions at the Company s power plants. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION
            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994
RESULTS OF OPERATIONS
   A substantial increase in energy sales to weather-sensitive wholesale, residential and commercial customers in response to warmer summer weather resulted in a net income increase for the quarter of $2.6 million or 10%. Although energy sales to retail customers increased for the year-to-date period, net income decreased $3.5 million or 4%. The favorable impact of the increased energy sales was partially offset by provisions for severance pay recorded in the second and third quarters of 1995 and increased software development expenses. Higher interest charges in both periods also negatively impacted earnings.
   Income statement items which changed significantly were:
                                     Increase (Decrease)
                              Third Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .      $31.9      9      $(28.5)     (2)
Fuel Expense . . . . . . .        5.6      6       (29.1)    (10)
Purchased Power Expense. .        3.8      5       (30.9)    (12)
Other Operation Expense. .       10.9     23        22.4      16
Maintenance. . . . . . . .        2.2      7         0.7       1
Federal Income Taxes . . .        2.6     21         2.1       5
Interest Charges . . . . .        2.6     11         7.0      10

   Operating revenues increased for the third quarter primarily due to a 31% increase in energy sales to wholesale customers and a 7% increase in retail sales. Wholesale sales rose due to increased energy sales to unaffiliated utilities by the AEP System Power (Power Pool) resulting from weather-related demand. The increase in retail energy sales was due to increased usage by residential and commercial customers as a result of the warmer summer weather in 1995.
   The decrease in revenues in the year-to-date period reflects reduced wholesale energy sales to unaffiliated utilities resulting from milder winter and spring weather, and increased availability of unaffiliated generating units in the first half of 1995. While wholesale revenues decreased, retail revenues increased for the year-to-date period as a result of increased sales partially offset by a decrease in the fuel component of Virginia retail rates of $28.9 million annually effective November 1994. A reduction in fuel costs accounted for the reduction in fuel revenues.

   The increase in fuel and purchased power expenses for the third quarter reflects the rise in weather-related energy demand which resulted in increased generation and increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities. A lower average cost of fuel consumed partially offset the effects of the increased generation during the quarter. The primary reason for the year-to-date fuel expense decrease was the lower average fuel costs which resulted mainly from a reduction in coal prices due to the renegotiation of certain long-term coal contracts. The decline during the year-to-date period in purchased power expense was due to a reduction in the Power Pool capacity charges and decreased purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities reflecting the effects of the milder winter and cooler spring weather. The decrease in Power Pool capacity charges resulted from a reduction in the Company's prior twelve-month peak demand relative to the total peak demand of all Power Pool members.
Power Pool members whose internal demand exceeds their capacity are allocated capacity costs based on the relative peak demands and generating reserves of all Power Pool members.
   The increase in other operation expense was primarily due to provisions for severance pay recorded in the second and third quarters of 1995 related to an organizational review study and planned power plant staffing reductions, respectively. Other operation expense also increased due to costs associated with the development of a new activity based budgeting system and in the year-to-date period due to the effect of a $4.6 million favorable adjustment in 1994 which capitalized previously expensed software costs in accordance with an order of the Virginia regulatory commission.
   Maintenance expense increased as a result of the amortization of deferred Virginia retail incremental storm damage expenses incurred to repair distribution facilities from two major ice storms in February and March 1994. Concurrent with rate recovery being collected subject to refund, the Company is amortizing over a three-year period the deferred storm damage expenses.
   The increase in federal income tax expense was primarily due to an increase in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis.
   Interest charges increased primarily as a result of an increase in the balance of long-term debt outstanding and for the year-to-date period higher rates on increased average balances of short-term borrowings.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months of 1995 were $163 million.
   During the first nine months of 1995, the Company issued $130 million of first mortgage bonds with interest rates ranging from 6.89% to 8% due from 2005 to 2025. The proceeds were used to redeem first mortgage bonds totaling $74 million principal amount with interest rates of 9-1/8% and 9-7/8% due in 2019 and 2020, respectively, and to repay short-term debt. Short-term debt decreased by $58 million since the beginning of the year. The restriction on the use of retained earnings for common stock cash dividends was reduced from $37 million to $33.2 million by certain first mortgage bond redemptions. Also in 1995 the Company received
$30 million of cash capital contributions from its parent which were credited to paid-in capital.
RESTRUCTURING
   As part of an AEP restructuring program, the Company is reducing staff at its power plants. The restructuring program, which is part of an effort to prepare for increased competition, calls for the functional realignment of operations. As indicated above, in the third quarter of 1995 the Company provided for the cost of currently identified staff reductions at its power plants.

           COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                        1995         1994        1995         1994
                                                      (in thousands)
OPERATING REVENUES . . . . . . . . . .$310,141    $ 280,470    $813,311     $793,053

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . .  40,854       52,430     128,908      154,084
  Purchased Power. . . . . . . . . . .  51,607       35,028     124,706      109,673
  Other Operation. . . . . . . . . . .  49,630       40,106     139,233      126,968
  Maintenance. . . . . . . . . . . . .  18,082       17,512      52,071       50,120
  Depreciation . . . . . . . . . . . .  21,386       20,870      63,840       62,188
  Amortization of Zimmer Plant
    Phase-in Costs . . . . . . . . . .  10,026        8,960      25,549       19,811
  Taxes Other Than Federal
    Income Taxes . . . . . . . . . . .  26,740       24,261      80,932       75,705
  Federal Income Taxes . . . . . . . .  25,274       19,706      47,914       44,916
          TOTAL OPERATING EXPENSES . . 243,599      218,873     663,153      643,465

OPERATING INCOME . . . . . . . . . . .  66,542       61,597     150,158      149,588
NONOPERATING INCOME. . . . . . . . . .     197        1,402       2,636        5,958
INCOME BEFORE INTEREST CHARGES . . . .  66,739       62,999     152,794      155,546
INTEREST CHARGES . . . . . . . . . . .  19,607       20,471      59,587       63,124
NET INCOME . . . . . . . . . . . . . .  47,132       42,528      93,207       92,422
PREFERRED STOCK DIVIDEND REQUIREMENTS.   3,308        3,203       9,714        8,880
EARNINGS APPLICABLE TO COMMON STOCK. .$ 43,824    $  39,325    $ 83,493     $ 83,542

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                       Three Months Ended        Nine Months Ended
                                          Sepember 30,             September 30,
                                        1995         1994        1995         1994
                                                      (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . .$50,625      $ 27,895    $46,976      $ 18,288
NET INCOME . . . . . . . . . . . . . . 47,132        42,528     93,207        92,422
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . 17,975        17,197     53,925        51,591
    Cumulative Preferred Stock . . . .  3,203         3,203      9,609         9,026
  Capital Stock Expense. . . . . . . .     35            35        105           105

BALANCE AT END OF PERIOD . . . . . . .$76,544     $  49,988    $76,544      $ 49,988

The common stock of the Company is wholly owned by American Electric Power
Company,Inc.
See Notes to Consolidated Financial Statements.
/TABLE

           COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                       September 30,   December 31,
                                                           1995            1994
                                                              (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . .    $1,468,400      $1,461,484
  Transmission . . . . . . . . . . . . . . . . . . .       308,392         306,744
  Distribution . . . . . . . . . . . . . . . . . . .       828,005         797,570
  General. . . . . . . . . . . . . . . . . . . . . .       117,454         111,623
  Construction Work in Progress. . . . . . . . . . .        79,624          52,156
          Total Electric Utility Plant . . . . . . .     2,801,875       2,729,577
  Accumulated Depreciation . . . . . . . . . . . . .       935,845         884,237

          NET ELECTRIC UTILITY PLANT . . . . . . . .     1,866,030       1,845,340


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .        26,106          26,744


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . .        59,214          14,065
  Accounts Receivable (net). . . . . . . . . . . . .        77,670          53,937
  Fuel . . . . . . . . . . . . . . . . . . . . . . .        21,428          28,060
  Materials and Supplies . . . . . . . . . . . . . .        22,346          24,923
  Accrued Utility Revenues . . . . . . . . . . . . .        24,646          31,595
  Prepayments and Other. . . . . . . . . . . . . . .        31,271          31,241

          TOTAL CURRENT ASSETS . . . . . . . . . . .       236,575         183,821

REGULATORY ASSETS. . . . . . . . . . . . . . . . . .       444,865         475,019

DEFERRED CHARGES . . . . . . . . . . . . . . . . . .        23,146          63,418

            TOTAL. . . . . . . . . . . . . . . . . .    $2,596,722      $2,594,342

See Notes to Consolidated Financial Statements.

           COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                       September 30,   December 31,
                                                           1995            1994
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .  $   41,026      $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .     563,641         565,642
  Retained Earnings. . . . . . . . . . . . . . . . . .      76,544          46,976
          Total Common Shareholder's Equity. . . . . .     681,211         653,644
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .      75,000         150,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     992,950         917,608

          TOTAL CAPITALIZATION . . . . . . . . . . . .   1,749,161       1,721,252


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      38,827          38,072

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .      75,000            -
  Long-term Debt Due Within One Year . . . . . . . . .      30,000          80,000
  Accounts Payable . . . . . . . . . . . . . . . . . .      40,557          48,991
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .      64,489         113,362
  Interest Accrued . . . . . . . . . . . . . . . . . .      28,588          18,923
  Other. . . . . . . . . . . . . . . . . . . . . . . .      33,675          25,310

          TOTAL CURRENT LIABILITIES. . . . . . . . . .     272,309         286,586

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     463,304         467,593

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      61,741          64,597

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .      11,380          16,242

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .  $2,596,722      $2,594,342

See Notes to Consolidated Financial Statements.

           COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                              Nine Months Ended
                                                                September 30,
                                                             1995           1994
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .$  93,207       $ 92,422
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . .   63,556         61,900
    Deferred Income Taxes. . . . . . . . . . . . . . . . .     (510)         2,391
    Deferred Investment Tax Credits. . . . . . . . . . . .   (2,752)        (2,765)
    Deferred Fuel Cost (net) . . . . . . . . . . . . . . .   (7,969)        (1,760)
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . .   22,244         13,176
    Amortization of Deferred Property Taxes. . . . . . . .   43,314         41,884
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .  (23,733)        (9,450)
    Fuel, Materials and Supplies . . . . . . . . . . . . .    9,209          5,679
    Accrued Utility Revenues . . . . . . . . . . . . . . .    6,949          4,799
    Prepayments and Other Current Assets . . . . . . . . .      (30)         5,141
    Accounts Payable . . . . . . . . . . . . . . . . . . .   (8,434)       (13,084)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .  (48,873)       (53,576)
  Other (net). . . . . . . . . . . . . . . . . . . . . . .   11,457          4,735
        Net Cash Flows From Operating Activities . . . . .  157,635        151,492

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .  (74,400)       (52,179)
  Proceeds from Sale and Leaseback Transactions and Other.    2,922            518
        Net Cash Flows Used For Investing Activities . . .  (71,478)       (51,661)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . .     -            24,596
  Issuance of Long-term Debt . . . . . . . . . . . . . . .   72,526        198,298
  Change in Short-term Debt (net). . . . . . . . . . . . .     -           (25,225)
  Retirement of Long-term Debt . . . . . . . . . . . . . .  (50,000)      (225,834)
  Dividends Paid on Common Stock . . . . . . . . . . . . .  (53,925)       (51,591)
  Dividends Paid on Cumulative Preferred Stock . . . . . .   (9,609)        (8,589)
        Net Cash Flows Used For Financing Activities . . .  (41,008)       (88,345)

Net Increase in Cash and Cash Equivalents. . . . . . . . .   45,149         11,486
Cash and Cash Equivalents at Beginning of Period . . . . .   14,065          6,633
Cash and Cash Equivalents at End of Period . . . . . . . .$  59,214      $  18,119

Supplemental Disclosure:
  Cash paid  for interest net of capitalized amounts was $46,745,000 and $52,895,000 and for income taxes was $45,117,000 and $46,663,000 in 1995 and 1994,
respectively.   Noncash acquisitions under capital leases were $8,914,000 and
$8,736,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)


1. GENERAL

       The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual
   Report as incorporated in and filed with the Form 10-K.
   Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING ACTIVITIES

       In September 1995, the Company issued $75 million of 8-3/8% Junior Subordinated Debentures Series A due in 2025. The proceeds were used to redeem 675,000 shares of the 9.50%
   Cumulative Preferred Stock, $100 par value, on November 1, 1995 at $106.33 per share.

3. RESTRUCTURING

       The Company recorded severance costs of $3.2 million ($2.1 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 90 positions at the Company s power plants. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in its 1994 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

   Net income increased $4.6 million or 11% for the quarter and $0.8 million or 1% for the year-to-date period primarily due to increased energy sales resulting from warmer summer weather in 1995.
   Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter        Year-to-Date
                           (in millions)    %  (in millions)   %

Operating Revenues. . . . .    $ 29.7      11      $ 20.3      3
Fuel Expense. . . . . . . .     (11.6)    (22)      (25.2)   (16)
Purchased Power Expense . .      16.6      47        15.0     14
Other Operation Expense . .       9.5      24        12.3     10
Amortization of Zimmer
  Plant Phase-in Costs. . .       1.1      12         5.7     29
Taxes Other Than
  Federal Income Taxes. . .       2.5      10         5.2      7
Federal Income Taxes. . . .       5.6      28         3.0      7
Nonoperating Income . . . .      (1.2)    (86)       (3.3)   (56)
Interest Charges. . . . . .      (0.9)     (4)       (3.5)    (6)

   The increase in operating revenues in both periods was mainly due to increased energy usage by retail customers attributable to the warm summer weather in 1995. In the third quarter increased sales to wholesale customers, reflecting the warm summer weather, also contributed to the increase in operating revenues. Mild winter and cooler spring weather in 1995 caused wholesale revenues to decline for the year-to-date period.
   Although increased energy demand in the quarter resulted in a small increase in generation, fuel expense for the quarter declined due to the operation of the fuel clause adjustment mechanism.
Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate until such deferrals are amortized to expense commensurate with their inclusion in fuel rates in later months.
In the third quarter of 1995 the fuel clause adjustment mechanism decreased fuel expense due to the deferral of undercollections in 1995, increased amortizations in 1995 of previously deferred overcollections and the effect of the deferral of overcollections in 1994. The decrease in year-to-date fuel expense was due to decreased generation and the operation of the fuel clause adjustment mechanism. Maintenance outages at several Conesville

Plant units and at the Picway Plant reduced the Company s generation. In the year-to-date period the fuel clause adjustment mechanism decreased fuel expense due to deferral of undercollected fuel cost in 1995 compared with the effect of the deferral of overcollections in 1994.
   Purchased power expense increased in both periods due to increased energy purchases from the AEP System Power Pool (Power
Pool) as a result of the weather-related increase in demand for energy.
   The increase in other operation expense resulted from a favorable adjustment in 1994 to the provision for injuries and damages claims and the recordation in 1995 of production plant severance expenses. A $3.2 million ($2.1 million after-tax) provision for severance pay recorded in the third quarter of 1995 was related to planned power plant staffing reductions. An AEP restructuring program to functionally realign operations in an effort to prepare for increased competition caused the staffing reductions.
   The increase during the quarter and year-to-date periods of amortization of Zimmer Plant phase-in costs, which is based on a rate per kilowatthour sold, reflects the rise in kilowatthour sales and, in the year-to-date period, the conclusion of phase-in plan deferrals on February 1, 1994.
   The rise in taxes other than federal income taxes was due to an increase in the gross receipts tax reflecting the increase in retail revenues and higher property taxes due to increases in the tax base and tax rates.
   Federal income taxes increased during both periods primarily due to an increase in pre-tax operating income and in the third quarter due to changes in certain book/tax differences accounted for on a flow-through basis.
   The decrease in nonoperating income was due to a decline in deferred Zimmer Plant carrying charges as a result of a reduction in the deferred balance on which a return is earned and in the year-to-date period the effect of the cessation of deferrals in February 1994 commensurate with inclusion of the Zimmer Plant investment in rate base. The deferred balance declined due to its amortization and recovery through a rate surcharge.
   Interest charges declined due to the retirement of long-term debt during the second quarter of 1995.

            INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                      1995        1994           1995        1994
                                                    (in thousands)
OPERATING REVENUES . . . . . . . .  $334,846    $317,061       $969,843    $965,086

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . .    53,967      51,591        173,584     151,534
  Purchased Power. . . . . . . . .    39,745      29,956         93,156     110,186
  Other Operation. . . . . . . . .    78,992      73,628        226,628     219,309
  Maintenance. . . . . . . . . . .    34,319      36,479         98,893     109,486
  Depreciation and Amortization. .    34,800      33,911        103,883     102,051
  Amortization of Rockport Plant
    Unit 1 Phase-in Plan Deferrals     3,911       3,911         11,733      11,733
  Taxes Other Than Federal
    Income Taxes . . . . . . . . .    19,254      19,155         55,087      54,760
  Federal Income Taxes . . . . . .    15,458      12,961         44,782      36,992
          TOTAL OPERATING EXPENSES   280,446     261,592        807,746     796,051
OPERATING INCOME . . . . . . . . .    54,400      55,469        162,097     169,035
NONOPERATING INCOME. . . . . . . .       736         328          1,387       5,077
INCOME BEFORE INTEREST CHARGES . .    55,136      55,797        163,484     174,112
INTEREST CHARGES . . . . . . . . .    17,732      18,061         53,912      54,119
NET INCOME . . . . . . . . . . . .    37,404      37,736        109,572     119,993
PREFERRED STOCK DIVIDEND
  REQUIREMENTS . . . . . . . . . .     3,031       2,898          8,843       8,783
EARNINGS APPLICABLE TO
  COMMON STOCK . . . . . . . . . .  $ 34,373    $ 34,838       $100,729    $111,210

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                      1995        1994           1995        1994
                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . .  $227,505    $200,611       $216,658    $177,638
NET INCOME . . . . . . . . . . . .    37,404      37,736        109,572     119,993
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . .    27,713      26,652         83,139      79,956
    Cumulative Preferred Stock . .     2,890       2,890          8,670       8,760
  Capital Stock Expense. . . . . .        58          56            173         166

BALANCE AT END OF PERIOD . . . . .  $234,248    $208,749       $234,248    $208,749

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

            INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                     September 30,   December 31,
                                                          1995           1994
                                                            (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . .    $2,514,884      $2,494,834
  Transmission . . . . . . . . . . . . . . . . . .       864,133         849,920
  Distribution . . . . . . . . . . . . . . . . . .       658,437         644,720
  General (including nuclear fuel) . . . . . . . .       185,396         204,909
  Construction Work in Progress. . . . . . . . . .        80,718          74,923
          Total Electric Utility Plant . . . . . .     4,303,568       4,269,306
  Accumulated Depreciation and Amortization. . . .     1,738,733       1,659,940

          NET ELECTRIC UTILITY PLANT . . . . . . .     2,564,835       2,609,366

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
 DISPOSAL TRUST FUNDS. . . . . . . . . . . . . . .       407,111         341,089

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .       140,063         127,424



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .         6,210           9,907
  Accounts Receivable. . . . . . . . . . . . . . .       126,443         132,053
  Allowance for Uncollectible Accounts . . . . . .          (428)           (121)
  Fuel . . . . . . . . . . . . . . . . . . . . . .        27,859          35,802
  Materials and Supplies . . . . . . . . . . . . .        63,786          59,897
  Accrued Utility Revenues . . . . . . . . . . . .        35,159          40,582
  Prepayments. . . . . . . . . . . . . . . . . . .        11,948           8,414

          TOTAL CURRENT ASSETS . . . . . . . . . .       270,977         286,534




REGULATORY ASSETS. . . . . . . . . . . . . . . . .       467,124         482,107

DEFERRED CHARGES . . . . . . . . . . . . . . . . .        25,766          31,515



            TOTAL. . . . . . . . . . . . . . . . .    $3,875,876      $3,878,035

See Notes to Consolidated Financial Statements.
/TABLE

            INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                    September 30,    December 31,
                                                         1995            1994
                                                            (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . .   $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . .      731,044          733,650
  Retained Earnings. . . . . . . . . . . . . . . .      234,248          216,658
          Total Common Shareholder's Equity. . . .    1,021,876        1,006,892
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . .       52,000           52,000
    Subject to Mandatory Redemption. . . . . . . .      135,000          135,000
  Long-term Debt . . . . . . . . . . . . . . . . .    1,037,790          929,887

          TOTAL CAPITALIZATION . . . . . . . . . .    2,246,666        2,123,779

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . .      255,949          211,963
  Other. . . . . . . . . . . . . . . . . . . . . .      171,799          179,013

          TOTAL OTHER NONCURRENT LIABILITIES . . .      427,748          390,976

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . .       40,000          140,000
  Short-term Debt. . . . . . . . . . . . . . . . .       22,400           50,600
  Accounts Payable . . . . . . . . . . . . . . . .       51,580           63,137
  Taxes Accrued. . . . . . . . . . . . . . . . . .       46,889           63,621
  Interest Accrued . . . . . . . . . . . . . . . .       21,787           19,436
  Rent Accrued - Rockport Plant Unit 2 . . . . . .       23,427            6,490
  Obligations Under Capital Leases . . . . . . . .       31,623           39,003
  Other. . . . . . . . . . . . . . . . . . . . . .       73,678           72,664

          TOTAL CURRENT LIABILITIES. . . . . . . .      311,384          454,951

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .      621,613          634,902

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . .      158,217          164,206

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . .      100,759          103,539

DEFERRED CREDITS . . . . . . . . . . . . . . . . .        9,489            5,682

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . .   $3,875,876       $3,878,035

See Notes to Consolidated Financial Statements.
/TABLE

            INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 109,572    $ 119,993
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .   111,209      110,331
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .    11,733       11,733
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .     5,998      (10,881)
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .   (11,166)      (9,446)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (5,989)     (10,208)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     5,917        4,901
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     4,054        1,430
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     5,423       (3,065)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (11,557)      (8,722)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (16,732)       5,073
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .    16,937       19,290
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (26,978)      (5,506)
        Net Cash Flows From Operating Activities . . . . . .   198,421      224,923

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (78,957)     (83,904)
  Proceeds from Sale and Leaseback Transactions and Other. .     1,151        1,207
        Net Cash Flows Used For Investing Activities . . . .   (77,806)     (82,697)

FINANCING ACTIVITIES:
  Issuance of Cumulative Preferred Stock . . . . . . . . . .      -          34,618
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    96,819       89,221
  Retirement of Cumulative Preferred Stock . . . . . . . . .      -         (35,798)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (101,122)    (101,833)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (28,200)     (38,375)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (83,139)     (79,956)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (8,670)      (8,364)
        Net Cash Flows Used For Financing Activities . . . .  (124,312)    (140,487)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (3,697)       1,739
Cash and Cash Equivalents at Beginning of Period . . . . . .     9,907        3,752
Cash and Cash Equivalents at End of Period . . . . . . . . . $   6,210    $   5,491

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $49,511,000 and $49,498,000 and for income taxes was $75,420,000 and $66,249,000 in 1995 and
  1994, respectively. Noncash acquisitions under capital leases were $19,500,000 and $70,933,000 in 1995 and 1994, respectively.


See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)

1.  GENERAL

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.  FINANCINGS

   On June 28, 1995, the Company entered into transactions relating to two series (Series 1995 A and Series 1995 B) of $50 million City of Rockport, Indiana, Pollution Control Revenue Refunding Bonds (Bonds) with maturity dates of June 1, 2025. The proceeds from the Series 1995 A Bonds were used on August 1, 1995 to redeem the $50 million City of Rockport, Indiana, 9-1/4% Fixed Rate Series 1985 A Bonds. The proceeds from the Series 1995 B Bonds were used on August 1, 1995 to redeem the $50 million City of Rockport, Indiana, Adjustable Rate Series 1985 A Bonds. The Series 1995 A Bonds will accrue interest at 6.55% per annum while the Series 1995 B Bonds will accrue interest at a market rate set weekly which has ranged from 2.9% to 4.4%. The Company may designate the use of a daily, commercial paper, or term rate instead of the weekly rate.

3. RESTRUCTURING

   The Company recorded severance costs of $5.6 million ($3.7 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 200 positions at the Company s power plants. The recorded severance provision includes amounts for the Rockport Plant which is operated by the Company but jointly owned and leased with an affiliate. Half the amounts for that plant will be billed to the affiliate which has long-term unit power agreements for the sale of its power. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4.  CONTINGENCIES

   In September 1995, the Indiana Supreme Court ruled in favor of the Company when it denied an appeal of a March 1995 opinion from the Court of Appeals of Indiana. The appeals court upheld and affirmed a lower court s decision. The case resulted from an earlier Supreme Court of Indiana decision which overruled a lower court decision and voided an Indiana Utility Regulatory Commission order assigning a customer to the Company. The Company had received approximately $29 million in gross revenues from the customer which was not in the Company s service territory. The lower court had dismissed the case filed under a provision of Indiana law that allows a utility to seek damages equal to the gross revenues received by the Company for rendering service in the designated service territory of another utility.

   The Company continues to be involved in certain other matters discussed in its 1994 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994
RESULTS OF OPERATIONS
   Although retail energy sales for the third quarter increased
7% due to warmer summer weather, net income decreased $0.3 million or 1% for the quarter primarily due to the recordation of provisions for severance pay. In the year-to-date period net income decreased $10 million or 9% reflecting a decline in sales to residential customers and unaffiliated utilities during the first half of 1995 due to milder winter and cooler spring weather, the provision for severance pay and the favorable federal income tax effect of the retirement of the Breed Plant in the first quarter of 1994.
   Income statement line items which changed significantly were:
                                   Increase (Decrease)
                             Third Quarter       Year-to-Date
                          (in millions)   %    (in millions)  %

Operating Revenues. . . .     $17.8       6        $  4.8    N.M.
Fuel Expense. . . . . . .       2.4       5          22.1     15
Purchased Power Expense .       9.8      33         (17.0)   (15)
Other Operation Expense .       5.4       7           7.3      3
Maintenance Expense . . .      (2.2)     (6)        (10.6)   (10)
Federal Income Taxes. . .       2.5      19           7.8     21
Nonoperating Income . . .       0.4     N.M.         (3.7)   (73)

N.M. = Not Meaningful

   The increase in operating revenues for the quarter resulted from increased energy sales to retail customers, including a 19% increase to weather-sensitive residential customers reflecting warmer summer temperatures in 1995. The increase in retail revenues was partially offset by decreased wholesale energy sales as energy deliveries to the AEP System Power Pool (Power Pool) were reduced due to a refueling outage at one unit of the D.C. Cook
Nuclear Plant (Cook Plant).
   Year-to-date revenues increased slightly due to increased energy sales; however, the effects of the increased sales were largely offset by reduced recoveries of fuel and purchased power supply costs. Sales to retail customers increased 2% due to the warmer summer weather in 1995. Year-to-date wholesale energy sales rose due to the increased availability of the Cook Plant units mainly because of reduced outages in 1995. Maintenance and refueling outages were performed on both of the Cook Plant units during the first nine months of 1994, while only one unit was out of service for refueling in 1995. During 1994, one of the Cook
Plant units was out of service for refueling from mid-February until the end of May and the other unit experienced an unscheduled maintenance outage from late-February through late-April and was removed from service for refueling in early September. In 1995 only one Cook Plant unit was out of service for unscheduled maintenance and scheduled refueling from mid-July through early-November. The reduced fuel and purchased power supply cost recovery revenues resulted from lower average fuel costs and reduced purchased power costs which are reflected in regulator-approved fuel and power supply cost recovery mechanisms. The reduction in fuel and power supply revenue does not affect net income since fuel costs are matched with accrued revenues in accordance with rate commission orders.
   Fuel expense increased in the quarter reflecting increased generation from higher cost fossil units as the availability of nuclear generation was reduced by the maintenance and refueling outage of one of the Cook Plant units during most of the third quarter of 1995. Year-to-date fuel expense increased reflecting a 26% increase in generation due to the increased availability of the Cook Plant units in the first half of of 1995.
   The increase in purchased power expense for the quarter reflected the unavailability of the one Cook Plant unit and the weather-related summer demand in 1995. Year-to-date purchased power expense declined from the prior year due to reduced demand, as a result of the milder winter weather in 1995, and the Cook
Plant outages in the first half of 1994.
   Other operation expense increased mainly due to the provision for severance pay recorded in the third quarter of 1995 discussed below and increased accruals of nuclear plant decommissioning expense. The recordation of an increased provision for decommissioning expense reflects increased earnings on the nuclear decommissioning trust funds. The Company records nuclear decommissioning expense in an amount equal to recoveries through rates plus the earnings on the nuclear decommissioning trust funds.
   The reduction in maintenance expense reflects a lower level of fossil plant maintenance and reduced preventive maintenance of transmission and distribution towers and poles. The year-to-date reduction also includes the effect of the 1994 Breed Plant retirement.

   In both periods federal income taxes attributable to operations increased due to changes in certain book/tax timing differences accounted for on a flow-through basis. The quarter increase was also due to an increase in pre-tax operating income.
   Nonoperating income declined in the year-to-date period reflecting the favorable tax effect in 1994 of the retirement of the Breed Plant.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months were $99 million. During the first nine months of 1995 short-term debt outstanding decreased $28 million from year-end levels.
   The Company entered into two series of $50 million City of Rockport, Indiana, Pollution Control Revenue Refunding Bonds (Bonds) with maturity dates of June 1, 2025. The proceeds were used to redeem higher interest rate Bonds issued in 1985. The interest rates for the new series are 6.55% per annum fixed and a variable rate to be determined weekly. The retired series paid interest at 9-1/4% and 6-3/4% per annum.
LEGAL MATTERS
   In September 1995, the Indiana Supreme Court ruled in favor of the Company when it denied an appeal of a March 1995 opinion from the Court of Appeals of Indiana. The appeals court upheld and affirmed a lower court s decision. The case resulted from an earlier Supreme Court of Indiana decision which overruled a lower court decision and voided an Indiana Utility Regulatory Commission order assigning a customer to the Company. The Company had received approximately $29 million in gross revenues from the customer which was not in the Company s service territory. The lower court had dismissed the case filed under a provision of Indiana law that allows a utility to seek damages equal to the gross revenues received by the Company for rendering service in the designated service territory of another utility.
RESTRUCTURING
   As part of an AEP restructuring program, the Company is reducing staff at the Company s power plants. The restructuring program, which is part of an effort to prepare for increased competition, calls for the functional realignment of operations.
As indicated above, in the third quarter of 1995 the Company provided for the cost of currently identified staff reductions at its power plants.

                        KENTUCKY POWER COMPANY
                         STATEMENTS OF INCOME
                              (UNAUDITED)
                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                        1995        1994        1995         1994
                                                     (in thousands)
OPERATING REVENUES . . . . . . . . . .$79,532     $75,346     $237,533     $238,459

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . 15,654      16,151       55,390       54,571
  Purchased Power. . . . . . . . . . . 24,819      23,346       67,446       70,355
  Other Operation. . . . . . . . . . . 10,854       9,622       33,135       28,463
  Maintenance. . . . . . . . . . . . .  7,016       7,204       20,675       24,712
  Depreciation and Amortization. . . .  6,117       5,778       18,236       17,231
  Taxes Other Than Federal
  Income Taxes . . . . . . . . . . . .  2,078       2,004        6,098        6,272
  Federal Income Taxes . . . . . . . .    823         609        2,177        3,236

         TOTAL OPERATING EXPENSES. . . 67,361      64,714      203,157      204,840

OPERATING INCOME . . . . . . . . . . . 12,171      10,632       34,376       33,619

NONOPERATING LOSS. . . . . . . . . . .    (57)        (49)        (157)        (174)

INCOME BEFORE INTEREST CHARGES . . . . 12,114      10,583       34,219       33,445

INTEREST CHARGES . . . . . . . . . . .  6,114       5,192       17,857       15,466

NET INCOME . . . . . . . . . . . . . .$ 6,000     $ 5,391     $ 16,362     $ 17,979

                    STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                        1995       1994         1995          1994
                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . .$88,075     $87,186     $89,173       $85,296

NET INCOME . . . . . . . . . . . . . .  6,000       5,391      16,362        17,979

CASH DIVIDENDS DECLARED. . . . . . . .  5,730       5,349      17,190        16,047

BALANCE AT END OF PERIOD . . . . . . .$88,345     $87,228     $88,345       $87,228



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                        KENTUCKY POWER COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)
                                                    September 30,    December 31,
                                                        1995             1994
                                                           (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . .    $231,372         $224,365
  Transmission . . . . . . . . . . . . . . . . . .     261,416          258,178
  Distribution . . . . . . . . . . . . . . . . . .     305,721          297,754
  General. . . . . . . . . . . . . . . . . . . . .      58,322           56,613
  Construction Work in Progress. . . . . . . . . .      14,149           15,002
          Total Electric Utility Plant . . . . . .     870,980          851,912
  Accumulated Depreciation and Amortization. . . .     267,424          259,984

          NET ELECTRIC UTILITY PLANT . . . . . . .     603,556          591,928

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .       6,454            6,533

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .         940              879
  Accounts Receivable. . . . . . . . . . . . . . .      24,065           21,706
  Allowance for Uncollectible Accounts . . . . . .        (331)            (260)
  Fuel . . . . . . . . . . . . . . . . . . . . . .       9,162           11,735
  Materials and Supplies . . . . . . . . . . . . .       9,352            9,615
  Accrued Utility Revenues . . . . . . . . . . . .       5,387            9,128
  Prepayments. . . . . . . . . . . . . . . . . . .       2,350            1,476

          TOTAL CURRENT ASSETS . . . . . . . . . .      50,925           54,279


REGULATORY ASSETS. . . . . . . . . . . . . . . . .      81,320           76,006

DEFERRED CHARGES . . . . . . . . . . . . . . . . .       8,846           11,049

            TOTAL. . . . . . . . . . . . . . . . .    $751,101         $739,795

See Notes to Financial Statements.

                        KENTUCKY POWER COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)
                                                    September 30,   December 31,
                                                         1995          1994
                                                           (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . .    $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . .      68,750          68,750
  Retained Earnings. . . . . . . . . . . . . . . .      88,345          89,173
          Total Common Shareholder's Equity. . . .     207,545         208,373
  First Mortgage Bonds . . . . . . . . . . . . . .     224,213         253,583
  Subordinated Debentures. . . . . . . . . . . . .      38,844            -

          TOTAL CAPITALIZATION . . . . . . . . . .     470,602         461,956

OTHER NONCURRENT LIABILITIES . . . . . . . . . . .      11,660          11,449

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . .      29,436            -
  Short-term Debt. . . . . . . . . . . . . . . . .      31,300          55,150
  Accounts Payable . . . . . . . . . . . . . . . .      18,769          19,420
  Customer Deposits. . . . . . . . . . . . . . . .       3,837           4,297
  Taxes Accrued. . . . . . . . . . . . . . . . . .       3,973           6,256
  Interest Accrued . . . . . . . . . . . . . . . .       6,336           5,794
  Other. . . . . . . . . . . . . . . . . . . . . .      12,151          14,467

          TOTAL CURRENT LIABILITIES. . . . . . . .     105,802         105,384

DEFERRED INCOME TAXES. . . . . . . . . . . . . . .     143,707         140,490

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . .      18,932          19,875

DEFERRED CREDITS . . . . . . . . . . . . . . . . .         398             641

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . .    $751,101        $739,795

See Notes to Financial Statements.

                        KENTUCKY POWER COMPANY
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,362     $ 17,979
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    18,291       17,255
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    (1,693)      (1,080)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (943)        (952)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (2,288)       5,483
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     2,836         (437)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     3,741        6,601
    Accounts Payable . . . . . . . . . . . . . . . . . . . .      (651)      (4,356)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (2,283)        (643)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (4,749)        4,639
        Net Cash Flows From Operating Activities . . . . . .    28,623       44,489

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (26,169)     (32,795)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .      -          10,000
  Issuance of Subordinated Debentures. . . . . . . . . . . .    38,647         -
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (23,850)      (5,425)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (17,190)     (16,047)
        Net Cash Flows Used For Financing Activities . . . .    (2,393)     (11,472)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .        61          222
Cash and Cash Equivalents at Beginning of Period . . . . . .       879          858
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    940     $  1,080

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was  $17,126,000 and $15,801,000 and for income taxes was $4,092,000 and $5,672,000 in 1995 and 1994, respectively.
  Noncash acquisitions under capital leases  were $2,693,000 and $3,093,000  in 1995 and 1994, respectively.


See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)



1. GENERAL

       The accompanying unaudited financial statements should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts were reclassified to conform with current-period presentation.

2. FINANCING ACTIVITIES

       In April 1995 the Company issued $40 million of 8.72%
   Junior Subordinated Deferrable Interest Debentures Series A, due 2025 and used the proceeds primarily to reduce short-term debt.

3. RESTRUCTURING

       The Company recorded severance costs of $1.8 million ($1.1 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 35 positions at the Big Sandy Power Plant and the Company s share of planned staffing reductions at an affiliated company s generating plant with which the Company has a unit power agreement. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4. CONTINGENCIES

       The Company continues to be involved in certain matters discussed in the 1994 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

   Net income increased $0.6 million or 11% for the quarter primarily as a result of increased energy sales to retail customers attributable to warmer summer weather in 1995. Such increase was partly offset by the accrual of severance costs due to AEP s functional realignment. Net income decreased $1.6 million or 9% for the year-to-date period mainly due to a decrease in sales to unaffiliated utilities, the accrual of severance costs and increased interest expense resulting from additional long-term borrowings.
   Income statement items that changed significantly were:
                                   Increase (Decrease)
                            Third Quarter       Year-To-Date
                          (in millions)  %   (in millions)    %

Operating Revenues           $ 4.2       6      $(0.9)       N.M.
Purchased Power Expense        1.5       6       (2.9)       (4)
Other Operation Expense        1.2      13        4.7        16
Maintenance Expense           (0.2)     (3)      (4.0)      (16)
Federal Income Taxes           0.2      35       (1.1)      (33)
Interest Charges               0.9      18        2.4        15

N.M. = Not Meaningful
   The warmer summer weather in 1995 led to a residential sales increase of 19% and a commercial sales increase of 11% for the quarter. Although warmer summer weather caused year-to-date retail energy sales to rise 4%, year-to-date operating revenues declined due to a 12% decline in wholesale energy sales reflecting reduced energy deliveries to the AEP System Power Pool (Power Pool) and reduced demand by unaffiliated utilities due to mild winter weather and cooler spring weather in 1995.
   The increase in purchased power expense for the quarter resulted from increased Power Pool capacity charges and increased energy purchases from unaffiliated utilities to meet the increased energy demand resulting from the hot summer weather in 1995. As a Power Pool member whose internal demand exceeds its capacity, the Company pays its share of capacity charges allocated to Power Pool members based on their relative peak demands. An increase in the Company's prior twelve month peak demand relative to the total peak demand of all Power Pool members caused the increase in Power Pool capacity charges. The decrease in year-to-date purchased power expense resulted from decreased energy purchases from unaffiliated utilities for pass-through sales due to the mild winter and spring weather in 1995, decreased purchases from an affiliated company under a unit power agreement due to an outage at the affiliate s generating unit and a reduction in energy purchases from the AEP System Power Pool reflecting increased availability of lower cost affiliated nuclear generation. These decreases were partly offset by an increase in the Company's share of Power Pool capacity charges.
   A $1.8 million ($1.1 million after tax) provision for severance costs related to planned power plant staffing reductions recorded in the third quarter of 1995 was the reason for the increase in other operation expense during the quarter. The staffing reductions are part of an AEP restructuring program and the resulting functional realignment of operations as part of management's efforts to prepare for increased competition. The year-to-date increase in other operation expense reflects the severance provision, accruals for incentive pay and a reduction in transmission equalization credits under the AEP System transmission equalization agreement as a result of the aforementioned increase in the Company s peak demand. The transmission agreement provides for the sharing through equalization payments and receipts of the cost of investment in the AEP System s transmission facilities in proportion to the System companies respective peak demands. On that basis, the Company receives equalization payments.
   Maintenance expense decreased reflecting the cost of significant distribution line maintenance expenditures to repair damage from severe winter storms in 1994 and a decrease in planned steam plant maintenance.
   The decrease in federal income tax expense in the year-to-date period was primarily due to the decrease in pre-tax operating income.
   The issuance of $40 million of Junior Subordinated Debentures in April 1995 was the main reason for the increase in interest charges.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      1995        1994          1995         1994
                                                    (in thousands)
OPERATING REVENUES . . . . . . . . .$507,516    $429,496     $1,360,319   $1,333,889
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . 185,612     167,530        458,591      528,119
  Purchased Power. . . . . . . . . .  19,315      12,503         49,118       50,661
  Other Operation. . . . . . . . . .  96,623      50,295        238,429      153,001
  Maintenance. . . . . . . . . . . .  34,751      37,829        105,951      110,909
  Depreciation and Amortization. . .  34,001      33,331        101,730       98,913
  Taxes Other Than Federal
    Income Taxes . . . . . . . . . .  44,312      44,804        131,466      133,695
  Federal Income Taxes . . . . . . .  24,624      21,014         71,557       65,786

          TOTAL OPERATING EXPENSES . 439,238     367,306      1,156,842    1,141,084
OPERATING INCOME . . . . . . . . . .  68,278      62,190        203,477      192,805
NONOPERATING INCOME. . . . . . . . .   3,886       2,624          9,295        4,820
INCOME BEFORE INTEREST CHARGES . . .  72,164      64,814        212,772      197,625
INTEREST CHARGES . . . . . . . . . .  23,356      22,416         70,424       67,016
NET INCOME . . . . . . . . . . . . .  48,808      42,398        142,348      130,609
PREFERRED STOCK DIVIDEND
  REQUIREMENTS . . . . . . . . . . .   3,860       3,826         11,578       11,476
EARNINGS APPLICABLE TO COMMON STOCK.$ 44,948    $ 38,572     $  130,770   $  119,133

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      1995        1994          1995         1994
                                                    (in thousands)
BALANCE AT BEGINNING OF PERIOD . . .$499,330    $485,759     $483,222       $474,500
NET INCOME . . . . . . . . . . . . .  48,808      42,398      142,348        130,609
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . .  34,857      34,617      104,571        103,851
    Cumulative Preferred Stock . . .   3,826       3,826       11,476         11,476
  Capital Stock Expense. . . . . . .      34          33          102            101

BALANCE AT END OF PERIOD . . . . . .$509,421    $489,681     $509,421       $489,681

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                  OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                     September 30,   December 31,
                                                         1995            1994
                                                            (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . .  $2,536,043      $2,516,390
  Transmission . . . . . . . . . . . . . . . . . . .     796,380         790,736
  Distribution . . . . . . . . . . . . . . . . . . .     814,054         798,387
  General (including mining assets). . . . . . . . .     724,851         782,719
  Construction Work in Progress. . . . . . . . . . .      65,077          49,889
          Total Electric Utility Plant . . . . . . .   4,936,405       4,938,121
  Accumulated Depreciation and Amortization. . . . .   2,092,690       2,077,626

          NET ELECTRIC UTILITY PLANT . . . . . . . .   2,843,715       2,860,495


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . .     110,171         120,856


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . .      18,651          30,700
  Accounts Receivable. . . . . . . . . . . . . . . .     198,528         158,681
  Allowance for Uncollectible Accounts . . . . . . .      (1,581)         (1,019)
  Fuel . . . . . . . . . . . . . . . . . . . . . . .     128,271         147,152
  Materials and Supplies . . . . . . . . . . . . . .      74,032          67,719
  Accrued Utility Revenues . . . . . . . . . . . . .      25,969          28,775
  Prepayments. . . . . . . . . . . . . . . . . . . .      50,740          43,894

          TOTAL CURRENT ASSETS . . . . . . . . . . .     494,610         475,902



REGULATORY ASSETS. . . . . . . . . . . . . . . . . .     566,404         540,080


DEFERRED CHARGES . . . . . . . . . . . . . . . . . .      85,199         153,807



            TOTAL. . . . . . . . . . . . . . . . . .  $4,100,099      $4,151,140


See Notes to Consolidated Financial Statements.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                     September 30,   December 31,
                                                         1995           1994
                                                            (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . .  $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . .     461,346         463,100
  Retained Earnings. . . . . . . . . . . . . . . . .     509,421         483,222
          Total Common Shareholder's Equity. . . . .   1,291,968       1,267,523
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . .     126,240         126,240
    Subject to Mandatory Redemption. . . . . . . . .     115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . .   1,089,278       1,188,319

          TOTAL CAPITALIZATION . . . . . . . . . . .   2,622,486       2,697,082

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . .     196,383         181,446

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . .      56,049             670
  Short-term Debt. . . . . . . . . . . . . . . . . .      32,200          17,235
  Accounts Payable . . . . . . . . . . . . . . . . .      92,054         122,432
  Taxes Accrued. . . . . . . . . . . . . . . . . . .      99,635         156,525
  Interest Accrued . . . . . . . . . . . . . . . . .      30,051          22,681
  Obligations Under Capital Leases . . . . . . . . .      27,242          25,314
  Other. . . . . . . . . . . . . . . . . . . . . . .      95,410          95,218

          TOTAL CURRENT LIABILITIES. . . . . . . . .     432,641         440,075

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .     718,102         712,646

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . .      50,898          53,430

DEFERRED CREDITS . . . . . . . . . . . . . . . . . .      79,589          66,461

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . .  $4,100,099      $4,151,140

See Notes to Consolidated Financial Statements.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1995          1994
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 142,348   $ 130,609
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    114,836     109,780
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .     14,489     (19,438)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,532)     (2,606)
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (21,126)     (4,351)
    Amortization of Deferred Property Taxes. . . . . . . . .     50,437      50,808
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (39,285)     15,094
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     12,568      48,419
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      2,806       8,682
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .     (6,846)         26
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (30,378)    (52,798)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (56,890)    (65,955)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .      7,370        9,844
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     30,155      (4,319)
        Net Cash Flows From Operating Activities . . . . . .    217,952     223,795

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (87,302)   (110,660)
  Proceeds from Sale of Property and Other . . . . . . . . .      2,571      36,693
        Net Cash Flows Used For Investing Activities . . . .    (84,731)    (73,967)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .       -         48,302
  Change in Short-term Debt (net). . . . . . . . . . . . . .     14,965     (38,146)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (44,188)    (54,566)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (104,571)   (103,851)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (11,476)    (11,476)
        Net Cash Flows Used For Financing Activities . . . .   (145,270)   (159,737)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .    (12,049)     (9,909)
Cash and Cash Equivalents at Beginning of Period . . . . . .     30,700      20,803
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  18,651   $  10,894

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $61,043,000 and $55,187,000 and for income taxes was $51,487,000 and $85,171,000 in 1995 and 1994, respectively.  Noncash acquisitions under capital leases were $25,908,000 and
$31,837,000 in 1995 and 1994, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (UNAUDITED)

1. GENERAL

   The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1994 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation.

2. FINANCING ACTIVITY

       In August 1995, the Company redeemed $43.6 million of the 9-7/8% Series First Mortgage Bonds due in 2020. At September
   30, 1995, $2.5 million of the 9-7/8% Series First Mortgage
   Bonds remained outstanding.

       In October 1995, the Company issued $85 million of an 8.16% Series of Junior Subordinated Deferrable Interest Debentures due in 2025. The proceeds will be used to redeem three series of $100 par value cumulative preferred stock in November 1995:
   350,000 shares of the 7.60% Series; 350,000 shares of the 7-6/10% Series; and 150,000 shares of the 8.04% Series.

3. RESTRUCTURING

       The Company recorded severance costs of $11.1 million ($7.2 million net of income taxes) in the third quarter of 1995 in connection with a planned staffing reduction of approximately 360 positions at the Company s power plants. The staffing reduction is part of an AEP restructuring program to functionally realign operations in preparation for increased competition.

4. CONTINGENCIES

       The Company continues to be involved in certain other matters discussed in the 1994 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1995 vs. THIRD QUARTER 1994
                               AND
             YEAR-TO-DATE 1995 vs. YEAR-TO-DATE 1994

RESULTS OF OPERATIONS
   Net income increased $6.4 million or 15% for the quarter primarily due to increased energy sales resulting from warmer weather and a retail base rate increase in March of 1995. Net income increased $11.7 million or 9% for the year-to-date period mainly due to the retail rate increase and the favorable effect of a $12.7 million adjustment to revenues recorded in June 1995 under a major industrial contract.
   Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter       Year-To-Date
                           (in millions)  %   (in millions)    %

Operating Revenues. . . . . .  $ 78.0    18       $ 26.4       2
Fuel Expense. . . . . . . . .    18.1    11        (69.5)    (13)
Purchased Power Expense . . .     6.8    54         (1.5)     (3)
Other Operation Expense . . .    46.3    92         85.4      56
Maintenance Expense . . . . .    (3.1)   (8)        (5.0)     (4)
Federal Income Taxes. . . . .     3.6    17          5.8       9

   The large increase in operating revenues for the third quarter was primarily due to an 83% increase in sales to wholesale customers and increased usage by residential and commercial retail customers resulting from the warm summer weather. Wholesale energy sales rose mainly due to an increase in energy supplied to the AEP System Power Pool (Power Pool) reflecting increased weather-related energy demand of affiliated members of the Power Pool, increased sales to unaffiliated utilities by the Power Pool and the unavailability of an affiliate s nuclear generating unit which was out of service for maintenance and refueling during part of the quarter. The increase in retail base rates also contributed to the increase in revenues.
   Year-to-date operating revenues increased mainly due to the increase in retail base rates and the industrial revenues contract adjustment in June 1995. Energy sales during the nine-month period remained unchanged. A 2% increase in retail energy sales as a result of increased energy usage and growth in the number of retail customers offset a 4% decline in energy sales to wholesale customers during the year. Wholesale sales decreased primarily due to a reduction in the Company s share of sales to unaffiliated utilities by the Power Pool resulting from mild weather during the first six months of 1995.
   Fuel and purchased power expenses increased during the third quarter due to the weather-related increase in energy demand which resulted in increased generation and fuel usage and increased energy purchases. A lower average cost of fuel consumed partially offset the effects of increased generation during the quarter. The primary reason for the decrease in year-to-date fuel expense was lower average fuel cost which resulted mainly from a reduction in coal prices under the terms of long-term coal contracts. The effect of retiring coal-mining equipment at an affiliated mining operation in June 1994 also contributed to the decline in comparable fuel expense.
   The significant increase in other operation expense in both periods was primarily due to rent expense and other operating costs of the Gavin Plant's flue gas desulfurization systems (scrubbers) which went into service in 1995 and an $11.1 million ($7.2 million after-tax) provision for severance pay recorded in the third quarter of 1995 discussed below.
   Maintenance expense declined in both periods as a result of reduced steam plant boiler maintenance. Federal income tax expense attributable to operations increased in both periods due to the increase in pre-tax operating income.
FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first nine months of 1995 were $114 million.
   During the first nine months of 1995, the Company redeemed
$43.6 million of the 9-7/8% Series First Mortgage Bonds due in 2020. Short-term debt increased by $15 million since the beginning of the year.
   In October 1995, the Company issued $85 million of an 8.16% Series of Junior Subordinated Deferrable Interest Debentures due in 2025. The proceeds will be used to redeem three series of $100 par
value cumulative preferred stock in November 1995:   350,000 shares
of the 7.60% Series; 350,000 shares of the 7-6/10% Series; and 150,000 shares of the 8.04% Series.
RESTRUCTURING
   As part of an AEP restructuring program, the Company is reducing staff at its power plants. The restructuring program, which is part of an effort to prepare for increased competition, calls for the functional realignment of operations. As indicated above, in the third quarter of 1995 the Company provided for the cost of currently identified staff reductions at its power plants.

                   PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power
Company ("OPCo")

   Reference is made to page 34 of the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 10-K") and page II-1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for a discussion of proceedings instituted by the U.S. Environmental Protection Agency ("Federal EPA") alleging that OPCo's Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since January 1, 1989. On September 22, 1995, the West Virginia Division of Environmental Protection submitted a proposed schedule to Federal EPA providing for development of a revised State Implementation Plan for sulfur dioxide for sources in the Marshall County area by November 1998. On September 25, 1995, Federal EPA accepted the proposal. Negotiations are underway to modify the consent decree to reflect this proposal and extend the deadline for compliance by the Kammer Plant with the federally enforceable sulfur dioxide emission limit. At the request of the parties, a moratorium has been granted by the U.S. District Court with respect to the penalty portion of the litigation to allow the parties to pursue settlement negotiations.

Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), Appalachian Power Company
("APCo"), Columbus Southern Power Company ("CSPCo"), Indiana
Michigan Power Company ("I&M"), Kentucky Power Company ("KEPCo") and OPCo

   Reference is made to pages 2 and 3 of the 1994 10-K and page II-3 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 for a discussion of possible changes to the Public Utility Holding Company Act of 1935, as amended ("PUHCA"). On October 12, 1995, legislation was introduced in the U.S. Senate to repeal PUHCA. The proposed legislation generally codifies the changes recommended by the Securities and Exchange Commission in June 1995.

AEP and APCo

   Reference is made to pages 8 through 10 of the 1994 10-K for a discussion of competition. By order dated September 18, 1995, the State Corporation Commission of Virginia ("Virginia SCC") instituted a proceeding to review and consider policy regarding restructuring and the role of competition in the electric utility industry in Virginia. The Virginia SCC has directed its staff to conduct an investigation of current issues in the electric utility industry and to file a report of its observations and recommendations on issues identified in the Virginia SCC's order. The staff report is scheduled for issuance on or before March 29, 1996.

Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits:

       AEP, APCo and OPCo

           Exhibit 10 - Performance Share Incentive Plan as
           Amended and Restated through October 1, 1995.

       APCo, CSPCo, I&M, KEPCo and OPCo

           Exhibit 12 - Statement re: Computation of Ratios.

       AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

           Exhibit 27 - Financial Data Schedule.

       (b) Reports on Form 8-K:

       AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

           No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

                                    AMERICAN ELECTRIC POWER COMPANY, INC.


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Controller
           and Secretary
                                    AEP GENERATING COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller
                                    APPALACHIAN POWER COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller

                                    COLUMBUS SOUTHERN POWER COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller

                                    INDIANA MICHIGAN POWER COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller

                                    KENTUCKY POWER COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller

                                    OHIO POWER COMPANY


G.P. Maloney                                    P.J. DeMaria
G.P. Maloney, Vice President                    P.J. DeMaria, Vice President
                                                  and Controller


Date:  November 10, 1995