Form 10-Q
period 1996-03-31
AEP GENERATING CO /OH/
filed 1996-05-14
CIK 857571

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THE FILING.

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended March 31, 1996
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Transition Period from          to
Commission           Registrant; State of Incorporation;             I. R. S. Employer
File Number           Address; and Telephone Number                  Identification No.
  1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.                       13-4922640
              (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  0-18135     AEP GENERATING COMPANY (An Ohio Corporation)                31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  1-3457      APPALACHIAN POWER COMPANY (A Virginia Corporation)          54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (540) 985-2300

  1-2680      COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)       31-4154203
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

  1-3570      INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)     35-0410455
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

  1-6858      KENTUCKY POWER COMPANY (A Kentucky Corporation)             61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (800) 572-1141

  1-6543      OHIO POWER COMPANY (An Ohio Corporation)                    31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
              Telephone (330) 456-8173

AEP Generating Company, Columbus Southern Power Company and Kentucky Power Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are
therefore filing this Form 10-Q with the reduced disclosure format specified in General
Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past
90 days.
                                                            Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at April 30, 1996 was 186,998,152.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                               FORM 10-Q
                 For The Quarter Ended March 31, 1996
                                 INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-7 - A-9

           AEP Generating Company:
             Statements of Income and Statements of Retained Earnings . . B-1
             Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . B-2 - B-3
             Statements of Cash Flows . . . . . . . . . . . . . . . . . . B-4
             Notes to Financial Statements. . . . . . . . . . . . . . . . B-5
             Management's Narrative Analysis of Results of Operations . . B-5 - B-6

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-7 - C-9

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

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-6 - E-8

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



                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended March 31, 1996

                                          INDEX

                                                                        Page
           Ohio Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . G-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . G-2 - G-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . G-4
             Notes to Consolidated Financial Statements . . . . . . . . G-5 - G-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . G-7 - G-9


Part II. OTHER INFORMATION

           Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1 - II-2
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2 - II-3

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

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF INCOME
               (in thousands, except per-share amounts)
                              (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996           1995
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . $1,517,781     $1,416,169

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . . . . . . . . . . .    440,977        411,987
  Other Operation. . . . . . . . . . . . . . . . . . . . .    303,708        261,952
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    105,423        130,608
  Depreciation and Amortization. . . . . . . . . . . . . .    149,114        147,177
  Taxes Other Than Federal Income Taxes. . . . . . . . . .    127,626        129,473
  Federal Income Taxes . . . . . . . . . . . . . . . . . .     98,811         77,416
         TOTAL OPERATING EXPENSES. . . . . . . . . . . . .  1,225,659      1,158,613
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .    292,122        257,556
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . . . .     (1,127)         4,798
INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS . .    290,995        262,354
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .    100,025        100,474
PREFERRED STOCK DIVIDEND REQUIREMENTS OF SUBSIDIARIES. . .     10,958         14,030
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . $  180,012     $  147,850
AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . .    186,723        185,318
EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . . .      $0.96          $0.80
CASH DIVIDENDS PAID PER SHARE. . . . . . . . . . . . . . .      $0.60          $0.60

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                                              Three Months Ended
                                                                   March 31,
                                                              1996           1995
                                                                 (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . $1,409,645     $1,325,581

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .    180,012        147,850

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . . . . . . . . . . .    111,983        111,143
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .       (178)           118

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . $1,477,852     $1,362,170

See Notes to Consolidated Financial Statements.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                           March 31,    December 31,
                                                             1996           1995
                                                               (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $ 9,257,733     $ 9,238,843
  Transmission . . . . . . . . . . . . . . . . . . . .     3,329,719       3,316,664
  Distribution . . . . . . . . . . . . . . . . . . . .     4,217,602       4,184,251
  General (including mining assets and nuclear fuel) .     1,489,894       1,442,086
  Construction Work in Progress. . . . . . . . . . . .       293,901         314,118
          Total Electric Utility Plant . . . . . . . .    18,588,849      18,495,962
  Accumulated Depreciation and Amortization. . . . . .     7,232,739       7,111,123

          NET ELECTRIC UTILITY PLANT . . . . . . . . .    11,356,110      11,384,839




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       838,245         825,781




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .       189,421          79,955
  Accounts Receivable (net). . . . . . . . . . . . . .       546,047         492,283
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       246,217         271,933
  Materials and Supplies . . . . . . . . . . . . . . .       247,949         251,051
  Accrued Utility Revenues . . . . . . . . . . . . . .       163,533         207,919
  Prepayments and Other. . . . . . . . . . . . . . . .       150,671          98,717

          TOTAL CURRENT ASSETS . . . . . . . . . . . .     1,543,838       1,401,858





REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .     1,948,635       1,979,446



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .       298,978         310,377



            TOTAL. . . . . . . . . . . . . . . . . . .   $15,985,806     $15,902,301

See Notes to Consolidated Financial Statements.

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                           March 31,    December 31,
                                                             1996           1995
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                 1996         1995
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .195,976,110   195,634,992
    (8,999,992 shares were held in treasury) . . . . .   $ 1,273,845     $ 1,271,627
  Paid-in Capital. . . . . . . . . . . . . . . . . . .     1,671,237       1,658,524
  Retained Earnings. . . . . . . . . . . . . . . . . .     1,477,852       1,409,645
          Total Common Shareholders' Equity. . . . . .     4,422,934       4,339,796
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .       118,240         148,240
    Subject to Mandatory Redemption. . . . . . . . . .       515,085         515,085
  Long-term Debt . . . . . . . . . . . . . . . . . . .     4,811,799       4,920,329

          TOTAL CAPITALIZATION . . . . . . . . . . . .     9,868,058       9,923,450

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       932,343         884,707

CURRENT LIABILITIES:
  Preferred Stock and Long-term Debt
    Due Within One Year. . . . . . . . . . . . . . . .       368,467         144,597
  Short-term Debt. . . . . . . . . . . . . . . . . . .       165,176         365,125
  Accounts Payable . . . . . . . . . . . . . . . . . .       185,525         220,142
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       471,034         420,192
  Interest Accrued . . . . . . . . . . . . . . . . . .       124,840          80,848
  Obligations Under Capital Leases . . . . . . . . . .        98,568          89,692
  Other. . . . . . . . . . . . . . . . . . . . . . . .       309,557         304,466

          TOTAL CURRENT LIABILITIES. . . . . . . . . .     1,723,167       1,625,062

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     2,640,925       2,656,651

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       424,117         430,041

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .       247,556         249,875

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       149,640         132,515

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .   $15,985,806     $15,902,301

See Notes to Consolidated Financial Statements.

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                               Three Months Ended
                                                                   March 31,
                                                               1996         1995
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $ 180,012     $ 147,850
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . .    146,776       142,564
    Deferred Federal Income Taxes. . . . . . . . . . . . .     (8,519)       (6,326)
    Deferred Investment Tax Credits. . . . . . . . . . . .     (5,878)       (5,945)
    Amortization of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . .     15,411        19,083
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . .    (53,764)       (8,395)
    Fuel, Materials and Supplies . . . . . . . . . . . . .     28,818       (14,228)
    Accrued Utility Revenues . . . . . . . . . . . . . . .     44,386        27,550
    Prepayments and Other Current Assets . . . . . . . . .    (51,954)      (52,632)
    Accounts Payable . . . . . . . . . . . . . . . . . . .    (34,617)      (55,071)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .     50,842        37,645
    Interest Accrued . . . . . . . . . . . . . . . . . . .     43,992        38,126
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . .     36,928        37,076
  Other (net). . . . . . . . . . . . . . . . . . . . . . .     20,742        27,540
        Net Cash Flows From Operating Activities . . . . .    413,175       334,837

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . .    (90,517)     (132,092)
  Proceeds from Sale of Property and Other . . . . . . . .      2,788         2,821
        Net Cash Flows Used For Investing Activities . . .    (87,729)     (129,271)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . .     14,573        11,301
  Issuance of Long-term Debt . . . . . . . . . . . . . . .    256,845        49,653
  Change in Short-term Debt (net). . . . . . . . . . . . .   (199,949)     (129,410)
  Retirement of Cumulative Preferred Stock . . . . . . . .     (7,500)         -
  Retirement of Long-term Debt . . . . . . . . . . . . . .   (167,966)       (1,335)
  Dividends Paid on Common Stock . . . . . . . . . . . . .   (111,983)     (111,143)
        Net Cash Flows Used For Financing Activities . . .   (215,980)     (180,934)

Net Increase in Cash and Cash Equivalents. . . . . . . . .    109,466        24,632
Cash and Cash Equivalents at Beginning of Period . . . . .     79,955        62,866
Cash and Cash Equivalents at End of Period . . . . . . . .  $ 189,421     $  87,498

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts was $52,763,000 and $59,189,000 and for income taxes was $9,074,000 and $4,498,000 in 1996 and 1995, respectively.
  Noncash acquisitions under capital leases were $50,899,000 and $24,725,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (UNAUDITED)

1. GENERAL

        The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2. FINANCING AND RELATED ACTIVITIES

        During the first three months of 1996, subsidiaries issued $260 million principal amount of long-term debt: two series of first mortgage bonds totaling $200 million at 6-3/8% and 6.8% due in 2001 and 2006, respectively; $40 million of junior subordinated deferrable interest debentures at 8% due in 2026; and two 6.75% term loans totaling $20 million due in 2001.

        The proceeds were used during the first quarter to redeem 75,000 shares of 9.5% cumulative preferred stock at the $100 par value and to retire $167 million principal amount of long-term debt: five series of first mortgage bonds totaling $108 million with interest rates ranging from 5% to 9-7/8% and due dates ranging from 1996 to 2022; five series of sinking fund debentures totaling $31 million with interest rates ranging from 5-1/8% to 7-7/8% and due dates ranging from 1996 to 1999; and three series of term loans totaling $28 million with interest rates ranging from 5.79% to 10.78% all at maturity.

        In April 1996, subsidiaries issued two term loans totaling $50 million at 6.42% and 6.57% due in 1999 and 2000, respectively, retired six series of first mortgage bonds totaling $222 million with interest rates ranging from 7-1/2% to 9-7/8% and due dates ranging from 1998 to 2020 and redeemed 300,000 shares of $100 par value 7.08% Cumulative Preferred Stock.

        The redemption of two series of first mortgage bonds in April 1996, a 7-7/8% series and a 7-1/2% series both due in 2002, reduced the restriction on subsidiaries use of retained earnings for the payment of cash dividends on their common stock from $230 million to $162 million.

3. CONTINGENCIES

        On April 24, 1996 the Federal Energy Regulatory Commission
   (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

        The Company continues to be involved in certain other matters discussed in the 1995 Annual Report.

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                        AND FINANCIAL CONDITION

               FIRST QUARTER 1996 vs. FIRST QUARTER 1995
RESULTS OF OPERATIONS
        Net income increased 22% or $32.2 million due primarily to a 5% rise in retail energy sales, reflecting the effect of a colder winter in 1996 and growth in the number of customers, and higher wholesale sales due mainly to the colder weather.
        Income statement lines which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

        Operating Revenues . . . . . . . . . .      $101.6        7
        Fuel and Purchased Power Expense . . .        29.0        7
        Other Operation Expense. . . . . . . .        41.8       16
        Maintenance Expense. . . . . . . . . .       (25.2)     (19)
        Federal Income Taxes . . . . . . . . .        21.4       28

        Operating revenues increased predominantly due to a 5% increase in energy sales to retail customers and a 46% increase in wholesale sales. Retail revenues rose 6% during the first quarter of 1996 as a result of a 9% increase in energy sales to weather-sensitive residential customers, and a 6% and 2% increase in energy sales to commercial and industrial customers, largely due to increased usage. In 1996 the number of residential and commercial customers increased 1% and 2%, respectively, and industrial customers increased slightly.
        Wholesale revenues increased 18% reflecting the significant increase in wholesale energy sales to unaffiliated utilities in 1996 as a result of the colder weather and an increase in other service revenues from wholesale customers.
        Fuel expense increased mainly due to increased generation resulting from the higher demand for energy in 1996.
        The increase in other operation expense in 1996 was primarily due to rent and other operating costs of the recently installed Gavin Plant scrubbers and the amortization of previously deferred Gavin expenses.
In 1995, the Public Utilities Commission of Ohio (PUCO) approved the deferral of the Ohio retail jurisdictional share of the Gavin Plant's scrubber rent for future recovery. In March 1995, the PUCO approved recovery of current and deferred rent expense and authorized the amortization of the previously deferred Gavin expenses over four years.
Also contributing to the increase in other operation expense was the write-off of previously deferred research costs related to pressurized fluidized bed combustion technology and the expensing of previously capitalized software costs as a result of a Hearing Examiner's Report in a pending Virginia retail rate case.
        Maintenance expense declined due to the reversal of a loss contingency recorded in March 1995 for deferred Virginia retail incremental storm damage expenses as a result of the above noted Hearing Examiner's Report and decreased boiler plant maintenance during the first quarter of 1996 largely as a result of significant maintenance performed on certain generating units in 1995.
        The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income. FINANCIAL CONDITION
        Total plant and property additions including capital leases for the current period were $142 million.
        During the quarter subsidiaries issued $260 million principal amount of long-term debt at interest rates ranging from 6-3/8% to 8%, retired
$167 million principal amount of long-term debt at interest rates ranging from 5% to 10.78%, redeemed 75,000 shares of 9.5% cumulative preferred stock at the $100 par value and decreased short-term debt by $200 million. In April 1996, subsidiaries issued $50 million of term loans at interest rates ranging from 6.42% to 6.57%, retired $222 million principal amount of first mortgage bonds with interest rates ranging from 7-1/2% to 9-7/8% and redeemed 300,000 shares of $100 par value 7.08% cumulative preferred stock.
NEW FERC RULES
        On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

                        AEP GENERATING COMPANY
                         STATEMENTS OF INCOME
                              (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                              1996           1995
                                                                 (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . $57,484        $60,175

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .  23,532         26,562
  Rent - Rockport Plant Unit 2 . . . . . . . . . . . . . . .  17,077         17,145
  Other Operation. . . . . . . . . . . . . . . . . . . . . .   3,149          2,672
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . .   3,493          2,883
  Depreciation . . . . . . . . . . . . . . . . . . . . . . .   5,413          5,417
  Taxes Other Than Federal Income Taxes. . . . . . . . . . .     975            979
  Federal Income Taxes . . . . . . . . . . . . . . . . . . .   1,051            817

          TOTAL OPERATING EXPENSES . . . . . . . . . . . . .  54,690         56,475

OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . .   2,794          3,700

NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . .     790            829

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . .   3,584          4,529

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . .   1,086          2,410

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,498        $ 2,119

                    STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                                               Three Months Ended
                                                                     March 31,
                                                                1996           1995
                                                                   (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . .   $1,955         $4,268

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .    2,498          2,119

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . . . . . .    2,500          2,000

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . .   $1,953         $4,387



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                        AEP GENERATING COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)
                                                          March 31,     December 31,
                                                            1996            1995
                                                               (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . .   $627,706        $627,298
  General . . . . . . . . . . . . . . . . . . . . . . .      2,954           2,919
  Construction Work in Progress . . . . . . . . . . . .      1,303           1,397

          Total Electric Utility Plant. . . . . . . . .    631,963         631,614

  Accumulated Depreciation. . . . . . . . . . . . . . .    223,546         218,055


          NET ELECTRIC UTILITY PLANT. . . . . . . . . .    408,417         413,559


CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . .         13              22
  Accounts Receivable . . . . . . . . . . . . . . . . .     18,390          19,028
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . .     21,516          19,008
  Materials and Supplies. . . . . . . . . . . . . . . .      4,812           4,820
  Prepayments . . . . . . . . . . . . . . . . . . . . .        656             673


          TOTAL CURRENT ASSETS. . . . . . . . . . . . .     45,387          43,551


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . .      6,021           6,076


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . .      3,999           1,693





            TOTAL . . . . . . . . . . . . . . . . . . .   $463,824        $464,879

See Notes to Financial Statements.

                        AEP GENERATING COMPANY
                            BALANCE SHEETS
                              (UNAUDITED)
                                                          March 31,     December 31,
                                                            1996            1995
                                                               (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . .   $  1,000        $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . .     47,235          47,735
  Retained Earnings . . . . . . . . . . . . . . . . . .      1,953           1,955
          Total Common Shareholder's Equity . . . . . .     50,188          50,690
  Long-term Debt. . . . . . . . . . . . . . . . . . . .     89,542          89,538

          TOTAL CAPITALIZATION. . . . . . . . . . . . .    139,730         140,228

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . .      1,745           1,830

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . .        175          21,725
  Accounts Payable. . . . . . . . . . . . . . . . . . .      9,309           9,094
  Taxes Accrued . . . . . . . . . . . . . . . . . . . .      6,452           2,997
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . .     23,427           4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . .      4,449           4,508

          TOTAL CURRENT LIABILITIES . . . . . . . . . .     43,812          43,287


DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . .    148,650         150,043

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . .     76,105          76,949
  Amounts Due to Customers for Income Taxes . . . . . .     36,194          36,517
  Other . . . . . . . . . . . . . . . . . . . . . . . .        207             201

          TOTAL REGULATORY LIABILITIES. . . . . . . . .    112,506         113,667

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . .     17,381          15,824

            TOTAL . . . . . . . . . . . . . . . . . . .   $463,824        $464,879

See Notes to Financial Statements.

                        AEP GENERATING COMPANY
                       STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                                1996          1995
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  2,498       $ 2,119
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    5,413         5,417
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    1,234         1,187
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (844)         (846)
    Amortization of Deferred Gain on Sale and Leaseback -
      Rockport Plant Unit 2. . . . . . . . . . . . . . . . .   (1,393)       (1,392)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .      638           263
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   (2,500)          833
    Accounts Payable . . . . . . . . . . . . . . . . . . . .      215        (3,475)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    3,455         2,590
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .   18,464        18,538
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   (2,280)       (5,946)
        Net Cash Flows From Operating Activities . . . . . .   24,900        19,288

INVESTING ACTIVITIES - Construction Expenditures . . . . . .     (359)       (1,066)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . . .     (500)         -
  Change in Short-term Debt (net). . . . . . . . . . . . . .  (21,550)       (7,200)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (2,500)       (2,000)
        Net Cash Flows Used For Financing Activities . . . .  (24,550)       (9,200)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       (9)        9,022
Cash and Cash Equivalents at Beginning of Period . . . . . .       22             7
Cash and Cash Equivalents at End of Period . . . . . . . . . $     13       $ 9,029

Supplemental Disclosure:
  Cash paid  (received) for  interest net of capitalized amounts was $1,095,000 and
  $4,538,000 and  for income  taxes was ($491,000)  and $175,000 in  1996 and 1995, respectively.

See Notes to Financial Statements.
/TABLE

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996
                           (UNAUDITED)

        The accompanying unaudited financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. Effective January 1, 1996 the Company adopted Statement of Financial
Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Dispoed Of" with no significant impact on the financial statements.






                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1996 vs. FIRST QUARTER 1995

        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory
Commission (FERC) approved long-term unit power agreements.  The unit power agreements provide for recovery of costs including a
FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
        Net income increased $0.4 million or 18% resulting from the full recovery of interest expense through the return on other capital component of the unit power bills compared with 1995 when the unit power agreement mechanism prevented the Company from recovering all interest costs in the unit power bills.
        Income statement items which changed significantly were as
follows:                                        Increase (Decrease)
                                              (in millions)   %

        Operating Revenues. . . . . . . . . . . .    $(2.7)      (4)
        Fuel Expense. . . . . . . . . . . . . . .     (3.0)     (11)
        Other Operation Expense . . . . . . . . .      0.5       18
        Maintenance Expense . . . . . . . . . . .      0.6       21
        Federal Income Taxes. . . . . . . . . . .      0.2       29
        Interest Charges. . . . . . . . . . . . .     (1.3)     (55)

        The decrease in operating revenues reflects the decrease in billable operating expenses primarily fuel and interest costs.
        The decline in fuel expense is mainly attributable to an 11% reduction in generation due to Rockport Plant Unit 2 being out-of-service for planned general boiler inspection and repair from mid-March of 1996 through the end of the first quarter.
        Other operation expense increased mainly due to increased AEP
Service Corporation billings for engineering and other professional services and increased employee benefits expenses.
        The increase in maintenance expense resulted from the general boiler inspection and repairs being performed on Rockport Unit 2.
        Federal income tax expense attributable to operations increased primarily due to an increase in pre-tax operating income.
        Interest charges declined primarily due to refinancing of $90 million of long-term debt at lower variable rates and the retirement of $20 million of long-term debt in the third quarter of 1995.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                        1996           1995
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . $440,972     $407,516

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .   89,596       99,893
  Purchased Power. . . . . . . . . . . . . . . . . . .   91,127       63,958
  Other Operation. . . . . . . . . . . . . . . . . . .   62,743       49,973
  Maintenance. . . . . . . . . . . . . . . . . . . . .   23,151       36,464
  Depreciation and Amortization. . . . . . . . . . . .   32,873       33,090
  Taxes Other Than Federal Income Taxes. . . . . . . .   31,302       31,729
  Federal Income Taxes . . . . . . . . . . . . . . . .   26,543       23,265
          TOTAL OPERATING EXPENSES . . . . . . . . . .  357,335      338,372
OPERATING INCOME . . . . . . . . . . . . . . . . . . .   83,637       69,144
NONOPERATING INCOME (LOSS) . . . . . . . . . . . . . .      597         (835)
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . .   84,234       68,309
INTEREST CHARGES . . . . . . . . . . . . . . . . . . .   28,610       26,372
NET INCOME . . . . . . . . . . . . . . . . . . . . . .   55,624       41,937
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . .    4,101        4,104
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . $ 51,523     $ 37,833

           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                         Three Months Ended
                                                             March 31,
                                                        1996           1995
                                                          (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . $199,021     $206,361
NET INCOME . . . . . . . . . . . . . . . . . . . . . .   55,624       41,937

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . .   27,075       26,709
    Cumulative Preferred Stock . . . . . . . . . . . .    3,917        3,919
  Capital Stock Expense. . . . . . . . . . . . . . . .      184          185

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . $223,469     $217,485

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1996            1995
                                                        (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . $1,859,516      $1,857,621
  Transmission . . . . . . . . . . . . . . . . . .  1,046,880       1,041,415
  Distribution . . . . . . . . . . . . . . . . . .  1,426,870       1,409,407
  General. . . . . . . . . . . . . . . . . . . . .    180,327         169,602
  Construction Work in Progress. . . . . . . . . .     63,686          80,391
          Total Electric Utility Plant . . . . . .  4,577,279       4,558,436
  Accumulated Depreciation and Amortization. . . .  1,716,577       1,694,746

          NET ELECTRIC UTILITY PLANT . . . . . . .  2,860,702       2,863,690



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .     30,786          31,523


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .    103,138           8,664
  Accounts Receivable (net). . . . . . . . . . . .    171,182         140,158
  Fuel . . . . . . . . . . . . . . . . . . . . . .     58,920          69,037
  Materials and Supplies . . . . . . . . . . . . .     54,097          55,756
  Accrued Utility Revenues . . . . . . . . . . . .     55,059          65,078
  Prepayments. . . . . . . . . . . . . . . . . . .     18,878           8,579

          TOTAL CURRENT ASSETS . . . . . . . . . .    461,274         347,272


REGULATORY ASSETS. . . . . . . . . . . . . . . . .    443,149         435,352

DEFERRED CHARGES . . . . . . . . . . . . . . . . .     64,553          57,541

            TOTAL. . . . . . . . . . . . . . . . . $3,860,464      $3,735,378

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                  March 31,      December 31,
                                                    1996             1995
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . $  260,458       $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . .    525,235          525,051
  Retained Earnings. . . . . . . . . . . . . . .    223,469          199,021
          Total Common Shareholder's Equity. . .  1,009,162          984,530
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . .     55,000           55,000
    Subject to Mandatory Redemption. . . . . . .    190,085          190,085
  Long-term Debt . . . . . . . . . . . . . . . .  1,301,679        1,278,433

          TOTAL CAPITALIZATION . . . . . . . . .  2,555,926        2,508,048

OTHER NONCURRENT LIABILITIES . . . . . . . . . .    116,598          102,178

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . .    159,812            7,251
  Short-term Debt. . . . . . . . . . . . . . . .       -             125,525
  Accounts Payable . . . . . . . . . . . . . . .     91,251           82,224
  Taxes Accrued. . . . . . . . . . . . . . . . .     81,535           48,666
  Customer Deposits. . . . . . . . . . . . . . .     14,242           14,411
  Interest Accrued . . . . . . . . . . . . . . .     35,022           19,057
  Other. . . . . . . . . . . . . . . . . . . . .     56,736           75,303

          TOTAL CURRENT LIABILITIES. . . . . . .    438,598          372,437

DEFERRED INCOME TAXES. . . . . . . . . . . . . .    653,843          656,006

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . .     88,287           89,682

DEFERRED CREDITS . . . . . . . . . . . . . . . .      7,212            7,027

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . $3,860,464       $3,735,378

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
                                                          (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . $  55,624      $ 41,937
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .    33,199        33,506
    Deferred Federal Income Taxes. . . . . . . . . .    (2,689)       (1,823)
    Deferred Investment Tax Credits. . . . . . . . .    (1,205)       (1,215)
    Provision for Rate Refunds . . . . . . . . . . .    15,869         4,722
    Storm Damage Expense Amortization (Deferrals). .    (7,303)        9,926
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .   (31,024)       (6,396)
    Fuel, Materials and Supplies . . . . . . . . . .    11,776        (2,586)
    Accrued Utility Revenues . . . . . . . . . . . .    10,019        11,035
    Prepayments. . . . . . . . . . . . . . . . . . .   (10,299)      (13,572)
    Accounts Payable . . . . . . . . . . . . . . . .     9,027       (13,879)
    Taxes Accrued. . . . . . . . . . . . . . . . . .    32,869        27,172
    Interest Accrued . . . . . . . . . . . . . . . .    15,965        17,792
  Other (net). . . . . . . . . . . . . . . . . . . .   (26,474)      (11,566)

        Net Cash Flows From Operating Activities . .   105,354        95,053


INVESTING ACTIVITIES - Construction Expenditures . .   (29,069)      (44,452)


FINANCING ACTIVITIES:
  Capital Contributions From Parent Company. . . . .      -           15,000
  Issuance of Long-term Debt . . . . . . . . . . . .   198,266        49,564
  Change in Short-term Debt (net). . . . . . . . . .  (125,525)      (83,100)
  Retirement of Long-term Debt . . . . . . . . . . .   (23,560)       (1,102)
  Dividends Paid on Common Stock . . . . . . . . . .   (27,075)      (26,709)
  Dividends Paid on Cumulative Preferred Stock . . .    (3,917)       (3,919)
        Net Cash Flows From (Used For) Financing
          Activities . . . . . . . . . . . . . . . .    18,189       (50,266)

Net Increase in Cash and Cash Equivalents. . . . . .    94,474           335
Cash and Cash Equivalents at Beginning of Period . .     8,664         5,297
Cash and Cash Equivalents at End of Period . . . . . $ 103,138      $  5,632

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $11,902,000 and $7,977,000 and for income taxes was $(506,000) and $562,000 in  1996 and
  1995,  respectively.  Noncash  acquisitions  under   capital   leases   were
  $2,699,000 and $4,572,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (UNAUDITED)
1.      GENERAL

             The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2.      RATE MATTERS
        Virginia
             On March 28, 1996 a report from a Virginia State Corporation Commission (Virginia SCC) Hearing Examiner was issued in the Company's pending Virginia retail rate case. The Company filed an application in September 1994 seeking an increase in annual base rates of $15.7 million which was implemented, subject to refund, on November 15, 1994. The Hearing Examiner's recommendations included no rate increase, recovery and amortization of deferred 1994 incremental storm damages over 5 years and the reversal of capitalized software costs incurred prior to May 1993. The Company has provided for a revenue refund liability of $24.2 million, including interest of $1.2 million which is expected to provide for the ultimate refund to customers.

        West Virginia
             Under the terms of a 1993 settlement agreement in the West Virginia jurisdiction, the Company agreed to a 3-year base rate freeze and suspension of the Public Service Commission of West Virgina (WVPSC) Expanded Net Energy Cost (ENEC) recovery mechanism until October 31, 1996. The Company has been engaged in negotiations with the interested parties and in April 1996 filed a Joint Petition with the WVPSC to initiate a proceeding to determine rates for the period subsequent to October 31, 1996.

3.      FINANCING ACTIVITIES

             In February 1996 the Company redeemed $16 million of first mortgage bonds with interest rates ranging from 8.75% to 9-7/8% due 2020 through 2022. In March 1996 the Company issued $100 million of 6-3/8% Series First Mortgage Bonds due in 2001 and $100 million of 6.80% Series First Mortgage Bonds due in 2006. The proceeds were used to reduce outstanding short-term debt and in April 1996 to redeem $160 million of first mortgage bonds with interest rates ranging from 7-1/2% to 9-7/8% due 1998 through 2020. The April redemption of these first mortgage bonds removed the restriction on the use of retained earnings for common stock dividends.

4.      CONTINGENCIES


             On April 24, 1996 the Federal Energy Regulatory Commission
        (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

             The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1996 vs. FIRST QUARTER 1995
RESULTS OF OPERATIONS
        An increase in energy sales to wholesale, residential and commercial customers due mainly to colder winter weather resulted in a 33% increase in net income of $13.7 million.
        Income statement line items which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)   %

        Operating Revenues. . . . . . . . . .        $ 33.5       8
        Fuel Expense. . . . . . . . . . . . .         (10.3)    (10)
        Purchased Power Expense . . . . . . .          27.2      42
        Other Operation Expense . . . . . . .          12.8      26
        Maintenance Expense . . . . . . . . .         (13.3)    (37)
        Federal Income Taxes. . . . . . . . .           3.3      14

        Operating revenues increased due to a 72% increase in energy sales to wholesale customers and an 8% increase in retail sales partly offset by an $8.7 million provision for revenue refund recorded as a result of a Hearing Examiner's report on the Company's pending Virginia retail base rate case. Wholesale energy sales rose mainly due to an increase in energy sales by the AEP
System Power Pool (Power Pool) reflecting increased weather-related energy demand of unaffiliated utilities. Energy sales to retail customers rose as consumption by all customer classes increased reflecting the effects of colder winter weather and growth in the number of customers. Sales to residential, commercial and industrial customers increased 13%, 7% and 2%, respectively, reflecting increased usage and growth in the number of customers in all retail categories.
        A decrease in coal-fired net generation was responsible for the decrease in fuel expense. The Company increased its purchases of energy from the Power Pool to meet the increased demand for energy accounting for the rise in purchased power expense.

        Other operation expense increased primarily due to the write-off of $3.9 million of previously deferred research costs related to pressurized fluidized bed combustion technology and the expensing of $2.8 million of capitalized software costs as a result of the Hearing Examiner's report.
        The reversal in March 1996 of a $7.8 million loss provision for deferred Virginia retail incremental storm damage expenses recorded in March 1995 accounted for the decrease in maintenance expense.
The provision was reversed as a result of the Hearing Examiner's report.
        The increase in federal income tax expense was primarily due to an increase in pre-tax operating income offset in part by changes in certain book/tax differences accounted for on a flow-through basis. FINANCIAL CONDITION
        Total plant and property additions including capital leases for the first three months of 1996 were $32 million.
        In March 1996, the Company issued $100 million of 6-3/8% Series
First Mortgage Bonds due in 2001 and $100 million of 6.80% Series
First Mortgage Bonds due in 2006. The proceeds were used to reduce outstanding short-term debt and in April 1996 redeem $160 million of first mortgage bonds with interest rates ranging from 7-1/2% to 9-7/8% due 1998 through 2020. The redemption of these first mortgage bonds removed the restriction on the use of retained earnings for common stock dividends.
NEW FERC RULES
        On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered.
Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                                        Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .  $271,040        $257,005

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . .    47,506          51,306
  Purchased Power. . . . . . . . . . . . . . . . . .    43,469          31,919
  Other Operation. . . . . . . . . . . . . . . . . .    44,164          45,062
  Maintenance. . . . . . . . . . . . . . . . . . . .    13,923          15,403
  Depreciation . . . . . . . . . . . . . . . . . . .    21,791          21,147
  Amortization of Zimmer Plant Phase-in Costs. . . .     8,448           8,051
  Taxes Other Than Federal Income Taxes. . . . . . .    28,107          27,031
  Federal Income Taxes . . . . . . . . . . . . . . .    15,206          12,649

         TOTAL OPERATING EXPENSES. . . . . . . . . .   222,614         212,568

OPERATING INCOME . . . . . . . . . . . . . . . . . .    48,426          44,437

NONOPERATING INCOME (LOSS) . . . . . . . . . . . . .    (2,905)          1,366

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .    45,521          45,803

INTEREST CHARGES . . . . . . . . . . . . . . . . . .    20,395          20,278

NET INCOME . . . . . . . . . . . . . . . . . . . . .    25,126          25,525

PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . .     1,670           3,203

EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . .  $ 23,456        $ 22,322

           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                          1996          1995
                                                            (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . $74,320         $46,976

NET INCOME . . . . . . . . . . . . . . . . . . . . . .  25,126          25,525

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . .  18,969          17,975
    Cumulative Preferred Stock . . . . . . . . . . . .   1,422           3,203
  Capital Stock Expense. . . . . . . . . . . . . . . .      71              35

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . $78,984         $51,288

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1996            1995
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . $1,489,949      $1,481,309
  Transmission . . . . . . . . . . . . . . . . . .    315,659         314,413
  Distribution . . . . . . . . . . . . . . . . . .    853,236         843,228
  General. . . . . . . . . . . . . . . . . . . . .    118,797         117,185
  Construction Work in Progress. . . . . . . . . .     55,345          64,073
          Total Electric Utility Plant . . . . . .  2,832,986       2,820,208
  Accumulated Depreciation . . . . . . . . . . . .    971,689         953,170

          NET ELECTRIC UTILITY PLANT . . . . . . .  1,861,297       1,867,038



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . .     25,337          25,950



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . .     11,366          10,577
  Accounts Receivable (net). . . . . . . . . . . .     66,618          65,853
  Fuel . . . . . . . . . . . . . . . . . . . . . .     20,293          24,316
  Materials and Supplies . . . . . . . . . . . . .     24,018          23,519
  Accrued Utility Revenues . . . . . . . . . . . .     31,701          40,389
  Prepayments and Other. . . . . . . . . . . . . .     41,241          32,116

          TOTAL CURRENT ASSETS . . . . . . . . . .    195,237         196,770



REGULATORY ASSETS. . . . . . . . . . . . . . . . .    428,452         438,005


DEFERRED CHARGES . . . . . . . . . . . . . . . . .     50,691          66,363


            TOTAL. . . . . . . . . . . . . . . . . $2,561,014      $2,594,126

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                  March 31,       December 31,
                                                    1996              1995
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . $   41,026        $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . .    574,497           574,427
  Retained Earnings. . . . . . . . . . . . . . .     78,984            74,320
          Total Common Shareholder's Equity. . .    694,507           689,773
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . .     75,000            75,000
  Long-term Debt . . . . . . . . . . . . . . . .    940,922           990,796

          TOTAL CAPITALIZATION . . . . . . . . .  1,710,429         1,755,569


OTHER NONCURRENT LIABILITIES . . . . . . . . . .     31,280            34,571


CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . .       -                7,500
  Long-term Debt Due Within One Year . . . . . .     50,000              -
  Short-term Debt. . . . . . . . . . . . . . . .     18,275            34,325
  Accounts Payable . . . . . . . . . . . . . . .     39,721            52,029
  Taxes Accrued. . . . . . . . . . . . . . . . .    109,849           120,093
  Interest Accrued . . . . . . . . . . . . . . .     29,724            17,016
  Other. . . . . . . . . . . . . . . . . . . . .     28,907            30,955

          TOTAL CURRENT LIABILITIES. . . . . . .    276,476           261,918

DEFERRED INCOME TAXES. . . . . . . . . . . . . .    460,916           464,413

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . .     60,098            61,010

DEFERRED CREDITS . . . . . . . . . . . . . . . .     21,815            16,645

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . $2,561,014        $2,594,126

See Notes to Consolidated Financial Statements.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
                                                          (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . .$ 25,126      $ 25,525
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . .  21,697        21,052
    Deferred Federal Income Taxes. . . . . . . . . . .  (1,988)       (3,064)
    Deferred Investment Tax Credits. . . . . . . . . .    (912)         (917)
    Deferred Fuel Costs (net). . . . . . . . . . . . .    (838)        3,539
    Amortization of Zimmer Plant Operating
      Expenses and Carrying Charges. . . . . . . . . .   7,776         6,819
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . .    (765)        4,290
    Fuel, Materials and Supplies . . . . . . . . . . .   3,524         5,520
    Accrued Utility Revenues . . . . . . . . . . . . .   8,688         2,090
    Prepayments and Other Current Assets . . . . . . .  (9,125)       (1,908)
    Accounts Payable . . . . . . . . . . . . . . . . . (12,308)       (6,451)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . (10,244)      (10,097)
    Interest Accrued . . . . . . . . . . . . . . . . .  12,708        11,528
  Other (net). . . . . . . . . . . . . . . . . . . . .  15,741         7,415
        Net Cash Flows From Operating Activities . . .  59,080        65,341

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . (15,127)      (21,251)
  Other. . . . . . . . . . . . . . . . . . . . . . . .     955           966
        Net Cash Flows Used For Investing Activities . (14,172)      (20,285)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . (16,050)         -
  Retirement of Cumulative Preferred Stock . . . . . .  (7,500)         -
  Dividends Paid on Common Stock . . . . . . . . . . . (18,969)      (17,975)
  Dividends Paid on Cumulative Preferred Stock . . . .  (1,600)       (3,203)
        Net Cash Flows Used For Financing Activities . (44,119)      (21,178)

Net Increase in Cash and Cash Equivalents. . . . . . .     789        23,878
Cash and Cash Equivalents at Beginning of Period . . .  10,577        14,065
Cash and Cash Equivalents at End of Period . . . . . .$ 11,366      $ 37,943

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $6,717,000 and $7,688,000 and for  income taxes  was $(2,110,000) and $61,000  in 1996
  and 1995, respectively.   Noncash  acquisitions  under  capital  leases were
  $1,723,000 and $2,013,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996
                            (UNAUDITED)

1.      GENERAL

             The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2. FINANCING ACTIVITIES

             The Company announced that on June 12, 1996 it will redeem the entire $50 million outstanding principal amount of its 9.625% Series First Mortgage Bonds Due 2021 at the regular redemption price of 107.22%. Therefore at March 31, 1996 this debt is classified as a current liability.

3.      CONTINGENCIES

             On April 24, 1996 the Federal Energy Regulatory Commission
        (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

             The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1996 vs. FIRST QUARTER 1995

        Net income decreased 2% in the first quarter of 1996 mainly due to nonoperating loss provisions for certain demand side management programs and for environmental remediation costs.
        Income statement lines which changed significantly were as follows:
                                            Increase (Decrease)
                                            (in millions)    %

        Operating Revenues . . . . . . . . . . .    $14.0        5
        Fuel Expense . . . . . . . . . . . . . .     (3.8)      (7)
        Purchased Power Expense. . . . . . . . .     11.6       36
        Maintenance Expense. . . . . . . . . . .     (1.5)     (10)
        Federal Income Taxes . . . . . . . . . .      2.6       20
        Nonoperating Income. . . . . . . . . . .     (4.3)     N.M.

        N.M. = Not Meaningful

        Operating revenues increased due to increased energy sales to retail and wholesale customers. Energy sales to all classes of retail customers increased over the previous year due to colder winter weather and growth in the number of retail customers. The number of residential and commercial customers increased by 1.8% and 2.5%, respectively. Sales volume to wholesale customers increased 103% primarily due to an increase in wholesale energy sales made by the AEP System Power Pool (Power Pool) to unaffiliated utilities mainly as a result of the colder weather.
        The decline in fuel expense was due to the operation of the fuel clause adjustment mechanism primarily reflecting the amortization of previously overrecovered fuel costs. Under the fuel clause adjustment mechanism the Company defers fuel expense to the extent it varies from the allowed electric fuel component rate until such deferrals are amortized to expense commensurate with their inclusion in fuel rates in later months. Purchased power expense rose due to increased energy purchases from the Power Pool to supply increased energy demands of retail and wholesale customers.

        Maintenance expense decreased due to a staffing reduction at the Company's power plants in the fourth quarter of 1995 as part of an AEP restructuring program to functionally realign operations.
        The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.
        Nonoperating income declined due to an after tax provision of $2.2 million for certain demand side management program costs, a $0.9 million after tax provision for clean-up of underground storage tanks at one of the Company's facilities and a decline in the return on unrecovered Zimmer deferrals due to the declining balance of unamortized phase-in plan deferrals.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                     1996             1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . $329,883         $327,177

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . .   60,023           62,754
  Purchased Power. . . . . . . . . . . . . . . . .   34,663           27,629
  Other Operation. . . . . . . . . . . . . . . . .   78,810           73,633
  Maintenance. . . . . . . . . . . . . . . . . . .   26,442           32,472
  Depreciation and Amortization. . . . . . . . . .   34,892           34,431
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . . . . . . .    3,911            3,911
  Taxes Other Than Federal Income Taxes. . . . . .   19,921           19,600
  Federal Income Taxes . . . . . . . . . . . . . .   18,203           16,436
          TOTAL OPERATING EXPENSES . . . . . . . .  276,865          270,866
OPERATING INCOME . . . . . . . . . . . . . . . . .   53,018           56,311
NONOPERATING INCOME (LOSS) . . . . . . . . . . . .     (637)             101
INCOME BEFORE INTEREST CHARGES . . . . . . . . . .   52,381           56,412
INTEREST CHARGES . . . . . . . . . . . . . . . . .   16,614           18,024
NET INCOME . . . . . . . . . . . . . . . . . . . .   35,767           38,388
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . .    2,948            2,898
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . $ 32,819         $ 35,490

           CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                     1996             1995
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . $235,107         $216,658
NET INCOME . . . . . . . . . . . . . . . . . . . .   35,767           38,388

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . .   28,127           27,713
    Cumulative Preferred Stock . . . . . . . . . .    2,890            2,890
  Capital Stock Expense. . . . . . . . . . . . . .       58               58

BALANCE AT END OF PERIOD . . . . . . . . . . . . . $239,799         $224,385

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1996            1995
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . .     $2,514,067      $2,507,667
  Transmission . . . . . . . . . . . . . . . .        870,509         867,541
  Distribution . . . . . . . . . . . . . . . .        672,275         666,810
  General (including nuclear fuel) . . . . . .        212,011         186,959
  Construction Work in Progress. . . . . . . .         81,161          90,587
          Total Electric Utility Plant . . . .      4,350,023       4,319,564
  Accumulated Depreciation and Amortization. .      1,781,456       1,751,965

          NET ELECTRIC UTILITY PLANT . . . . .      2,568,567       2,567,599



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
  DISPOSAL TRUST FUNDS . . . . . . . . . . . .        449,319         433,619


OTHER PROPERTY AND INVESTMENTS . . . . . . . .        148,038         150,994




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . .         16,104          13,723
  Accounts Receivable. . . . . . . . . . . . .        120,782         115,765
  Allowance for Uncollectible Accounts . . . .           (463)           (334)
  Fuel . . . . . . . . . . . . . . . . . . . .         29,334          29,093
  Materials and Supplies . . . . . . . . . . .         73,267          72,861
  Accrued Utility Revenues . . . . . . . . . .         30,112          43,937
  Prepayments. . . . . . . . . . . . . . . . .         17,504          10,191

          TOTAL CURRENT ASSETS . . . . . . . .        286,640         285,236




REGULATORY ASSETS. . . . . . . . . . . . . . .        436,218         458,525



DEFERRED CHARGES . . . . . . . . . . . . . . .         45,414          32,364



            TOTAL. . . . . . . . . . . . . . .     $3,934,196      $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                                                  March 31,       December 31,
                                                    1996              1995
                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . $   56,584        $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . .    731,160           731,102
  Retained Earnings. . . . . . . . . . . . . . .    239,799           235,107
          Total Common Shareholder's Equity. . .  1,027,543         1,022,793
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . .     22,000            52,000
    Subject to Mandatory Redemption. . . . . . .    135,000           135,000
  Long-term Debt . . . . . . . . . . . . . . . .  1,035,002         1,034,048

          TOTAL CAPITALIZATION . . . . . . . . .  2,219,545         2,243,841

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . .    281,657           269,392
  Other. . . . . . . . . . . . . . . . . . . . .    196,405           184,103

          TOTAL OTHER NONCURRENT LIABILITIES . .    478,062           453,495

CURRENT LIABILITIES:
  Cumulative Preferred Stock Due Within One Year     30,000              -
  Long-term Debt Due Within One Year . . . . . .     40,000             6,053
  Short-term Debt. . . . . . . . . . . . . . . .       -               89,975
  Accounts Payable . . . . . . . . . . . . . . .     44,715            60,706
  Taxes Accrued. . . . . . . . . . . . . . . . .    101,348            71,696
  Interest Accrued . . . . . . . . . . . . . . .     20,238            16,158
  Rent Accrued - Rockport Plant Unit 2 . . . . .     23,427             4,963
  Obligations Under Capital Leases . . . . . . .     38,018            31,776
  Other. . . . . . . . . . . . . . . . . . . . .     68,737            69,500

          TOTAL CURRENT LIABILITIES. . . . . . .    366,483           350,827

DEFERRED INCOME TAXES. . . . . . . . . . . . . .    602,976           612,147

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . .    153,220           155,202

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . .     98,906            99,832

DEFERRED CREDITS . . . . . . . . . . . . . . . .     15,004            12,993

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . $3,934,196        $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
                                                         (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . $ 35,767       $ 38,388
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .   36,813         36,878
    Amortization of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . .    3,724          8,353
    Deferred Federal Income Taxes. . . . . . . . . .   (6,607)        (6,834)
    Deferred Investment Tax Credits. . . . . . . . .   (1,982)        (1,997)
    Deferred Property Taxes. . . . . . . . . . . . .  (12,323)       (12,440)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .   (4,888)         5,056
    Fuel, Materials and Supplies . . . . . . . . . .     (647)         3,099
    Accrued Utility Revenues . . . . . . . . . . . .   13,825          3,583
    Prepayments. . . . . . . . . . . . . . . . . . .   (7,313)        (9,111)
    Accounts Payable . . . . . . . . . . . . . . . .  (15,991)       (26,272)
    Taxes Accrued. . . . . . . . . . . . . . . . . .   29,652         34,384
    Rent Accrued - Rockport Plant Unit 2 . . . . . .   18,464         18,538
  Other (net). . . . . . . . . . . . . . . . . . . .   20,352          6,026
        Net Cash Flows From Operating Activities . .  108,846         97,651

INVESTING ACTIVITIES - Construction Expenditures . .  (17,961)       (25,897)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . .   38,579           -
  Retirement of Long-term Debt . . . . . . . . . . .   (6,091)          -
  Change in Short-term Debt (net). . . . . . . . . .  (89,975)       (45,475)
  Dividends Paid on Common Stock . . . . . . . . . .  (28,127)       (27,713)
  Dividends Paid on Cumulative Preferred Stock . . .   (2,890)        (2,890)
        Net Cash Flows Used For Financing Activities  (88,504)       (76,078)

Net Increase (Decrease) in Cash and Cash Equivalents    2,381         (4,324)
Cash and Cash Equivalents at Beginning of Period . .   13,723          9,907
Cash and Cash Equivalents at End of Period . . . . . $ 16,104       $  5,583

Supplemental Disclosure:
  Cash paid for interest  net of  capitalized  amounts was  $11,859,000  and
  $15,006,000 and for income taxes was $6,817,000 and $1,362,000 in 1996 and
  1995,  respectively.   Noncash  acquisitions  under  capital  leases  were
  $31,719,000 and $5,256,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (UNAUDITED)

1. GENERAL

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2.  FINANCING ACTIVITIES

   In March 1996 the Company redeemed $6,053,000 of 7-1/4% Sinking Fund Debentures due 1998. Also in March 1996 $40 million of 8%
Junior Subordinated Deferrable Interest Debentures due 2026 were issued.

   In April 1996 the Company redeemed 300,000 shares of 7.08%
Cumulative Preferred Stock, par value $100, at $101.85.

   The Company called for redemption, in May and June 1996, $40 million of its 9.50% First Mortgage Bonds due 2021. Therefore the bonds were classified as a current liability on the balance sheet.

3.  CONTINGENCIES

   On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

   The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            FIRST QUARTER 1996 vs. FIRST QUARTER 1995
RESULTS OF OPERATIONS
   Net income decreased 7% or $2.6 million as a modest revenue increase was more than offset by increased operating expenses.
   Income statement line items which changed significantly were:

                                              Increase (Decrease)
                                              (in millions)   %

   Operating Revenues. . . . . . . . . . . .     $ 2.7        1
   Fuel Expense. . . . . . . . . . . . . . .      (2.7)      (4)
   Purchased Power Expense . . . . . . . . .       7.0       25
   Other Operation Expense . . . . . . . . .       5.2        7
   Maintenance Expense . . . . . . . . . . .      (6.0)     (19)
   Federal Income Taxes. . . . . . . . . . .       1.8       11
   Interest Charges. . . . . . . . . . . . .      (1.4)      (8)

   Operating revenues increased 1% as a 4% increase in retail sales was offset, in part, by a reduction in wholesale sales. The increase in retail sales and revenues was due primarily to increased demand by weather-sensitive residential customers reflecting colder winter weather and the addition of a major new industrial customer. The decrease in wholesale sales and revenues reflects reduced energy deliveries to the AEP System Power Pool
(Power Pool) partially offset by increased sales to unaffiliated entities. Sales to the Company's municipal and cooperative customers and to unaffiliated utilities by the Power Pool which are shared by the Company increased largely due to the colder winter weather.
   The decline in fuel expense was attributable to an 8% reduction in fossil generation due to Rockport Plant Unit 2 being out-of-service for general boiler inspection and repairs from mid-March through the end of the quarter and slightly lower nuclear generation as Cook Plant Unit 2 began a scheduled refueling outage in late March.

   Purchased power expense increased primarily due to increased purchases from the Power Pool and the Ohio Valley Electric Corporation, an affiliated company which is not a member of the Power Pool. The increased purchases from the Power Pool were needed to replace the above noted unavailability of certain generating capacity.
   The increase in other operation expense reflects an increase in the comsumption of emission allowances, increased engineering and other professional services billed from AEP Service Corporation, and increased employee benefits.
   Maintenance expense decreased as a result of reductions in the number of employees and lower payments for contract labor at the Company's nuclear power plant.
   The increase in federal income taxes attributable to operations was due to changes in certain book/tax timing differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
   Interest charges decreased due to the refinancing of certain fixed rate long-term debt at lower variable interest rates. FINANCIAL CONDITION
   Total plant and property additions including capital leases for the first quarter were $50.6 million.
   During the first quarter the Company redeemed $6 million of Sinking Fund Debentures due 1998 and issued $40 million of 8% Junior Subordinated Debentures due 2026. The proceeds were used to reduce outstanding short-term debt, which declined $90 million from year-end levels. On April 1, 1996 the Company redeemed 300,000 shares of 7.08% Cumulative Preferred Stock, par value $100, at $101.85.
   On April 30, 1996, $40 million was deposited with a trustee under mortgage maintenance provisions for redemption in late May and early June of the 9.50% Series First Mortgage Bonds due 2021 which were called on April 23.

NEW FERC RULES
   On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's wholesale departing customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

                      KENTUCKY POWER COMPANY
                       STATEMENTS OF INCOME
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1996           1995
                                                           (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . .  $88,589        $85,302

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . .   21,680         21,361
  Purchased Power. . . . . . . . . . . . . . . . . .   22,519         22,290
  Other Operation. . . . . . . . . . . . . . . . . .   12,356         10,293
  Maintenance. . . . . . . . . . . . . . . . . . . .    7,720          7,151
  Depreciation and Amortization. . . . . . . . . . .    6,254          6,032
  Taxes Other Than Federal Income Taxes. . . . . . .    2,374          2,494
  Federal Income Taxes . . . . . . . . . . . . . . .    2,528          2,038

          TOTAL OPERATING EXPENSES . . . . . . . . .   75,431         71,659

OPERATING INCOME . . . . . . . . . . . . . . . . . .   13,158         13,643

NONOPERATING LOSS. . . . . . . . . . . . . . . . . .     (334)           (68)

INCOME BEFORE INTEREST CHARGES . . . . . . . . . . .   12,824         13,575

INTEREST CHARGES . . . . . . . . . . . . . . . . . .    6,068          5,760

NET INCOME . . . . . . . . . . . . . . . . . . . . .  $ 6,756        $ 7,815

                 STATEMENTS OF RETAINED EARNINGS
                           (UNAUDITED)
                                                        Three Months Ended
                                                             March 31,
                                                        1996           1995
                                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . .  $91,381        $89,173

NET INCOME . . . . . . . . . . . . . . . . . . . . .    6,756          7,815

CASH DIVIDENDS DECLARED. . . . . . . . . . . . . . .    6,066          5,730

BALANCE AT END OF PERIOD . . . . . . . . . . . . . .  $92,071        $91,258



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                    March 31,     December 31,
                                                      1996            1995
                                                         (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . .      $230,020        $230,054
  Transmission . . . . . . . . . . . . . . . .       263,334         261,619
  Distribution . . . . . . . . . . . . . . . .       313,817         313,783
  General. . . . . . . . . . . . . . . . . . .        60,196          59,611
  Construction Work in Progress. . . . . . . .        18,557          14,590
          Total Electric Utility Plant . . . .       885,924         879,657
  Accumulated Depreciation and Amortization. .       273,221         270,590

          NET ELECTRIC UTILITY PLANT . . . . .       612,703         609,067


OTHER PROPERTY AND INVESTMENTS . . . . . . . .         6,415           6,438


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . .           961           1,031
  Accounts Receivable (net). . . . . . . . . .        32,125          29,913
  Fuel . . . . . . . . . . . . . . . . . . . .         6,323           3,526
  Materials and Supplies . . . . . . . . . . .        12,348          12,481
  Accrued Utility Revenues . . . . . . . . . .         8,316          13,500
  Prepayments. . . . . . . . . . . . . . . . .         1,205           1,701

          TOTAL CURRENT ASSETS . . . . . . . .        61,278          62,152


REGULATORY ASSETS. . . . . . . . . . . . . . .        82,651          82,388


DEFERRED CHARGES . . . . . . . . . . . . . . .        10,009          12,153


            TOTAL. . . . . . . . . . . . . . .      $773,056        $772,198


See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                          BALANCE SHEETS
                           (UNAUDITED)
                                                   March 31,     December 31,
                                                     1996            1995
                                                        (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $50:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . .    $ 50,450         $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . .      88,750           78,750
  Retained Earnings. . . . . . . . . . . . . .      92,071           91,381
          Total Common Shareholder's Equity. .     231,271          220,581
 First Mortgage Bonds. . . . . . . . . . . . .     224,260          224,235
 Subordinated Debentures . . . . . . . . . . .      38,864           38,854

          TOTAL CAPITALIZATION . . . . . . . .     494,395          483,670

OTHER NONCURRENT LIABILITIES . . . . . . . . .      15,263           15,031

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . .        -              29,436
  Short-term Debt. . . . . . . . . . . . . . .      48,250           27,050
  Accounts Payable . . . . . . . . . . . . . .      19,664           21,766
  Customer Deposits. . . . . . . . . . . . . .       3,592            3,704
  Taxes Accrued. . . . . . . . . . . . . . . .       9,286            7,972
  Interest Accrued . . . . . . . . . . . . . .       5,824            5,853
  Other. . . . . . . . . . . . . . . . . . . .      10,326           13,283

          TOTAL CURRENT LIABILITIES. . . . . .      96,942          109,064

DEFERRED INCOME TAXES. . . . . . . . . . . . .     145,589          145,005

DEFERRED INVESTMENT TAX CREDITS. . . . . . . .      18,086           18,397

DEFERRED CREDITS . . . . . . . . . . . . . . .       2,781            1,031

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . .    $773,056         $772,198

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                           (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . .  $  6,756       $  7,815
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .     6,273          6,051
    Deferred Federal Income Taxes. . . . . . . . . .      (148)          (997)
    Deferred Investment Tax Credits. . . . . . . . .      (311)          (314)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .    (2,212)        (5,123)
    Fuel, Materials and Supplies . . . . . . . . . .    (2,664)        (1,819)
    Accrued Utility Revenues . . . . . . . . . . . .     5,184          4,322
    Accounts Payable . . . . . . . . . . . . . . . .    (2,102)        (3,048)
    Taxes Accrued. . . . . . . . . . . . . . . . . .     1,314          2,802
  Other (net). . . . . . . . . . . . . . . . . . . .       506            155
        Net Cash Flows From Operating Activities . .    12,596          9,844

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . .    (8,614)        (7,637)
  Proceeds from Sales of Property. . . . . . . . . .       250           -
        Net Cash Flows Used For Investing Activities    (8,364)        (7,637)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . .    10,000           -
  Change in Short-term Debt (net). . . . . . . . . .    21,200          3,700
  Retirement of Long-term Debt . . . . . . . . . . .   (29,436)          -
  Dividends Paid . . . . . . . . . . . . . . . . . .    (6,066)        (5,730)
        Net Cash Flows Used For Financing Activities    (4,302)        (2,030)

Net Increase (Decrease) in Cash and Cash Equivalents       (70)           177
Cash and Cash Equivalents at Beginning of Period . .     1,031            879
Cash and Cash Equivalents at End of Period . . . . .  $    961       $  1,056

Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $6,028,000 and $6,119,000  and for income taxes  was $1,152,000 and $(108,000) in 1996 and 1995, respectively. Noncash acquisitions under capital leases were $1,054,000 and $1,034,000 in 1996 and 1995, respectively.

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996
                           (UNAUDITED)

1. GENERAL

      The accompanying unaudited financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2. FINANCING ACTIVITIES

      The Company received from its parent a cash capital contribution of $10 million in March 1996 which was credited to paid-in capital. In April 1996 the Company refinanced $45 million of 7-7/8% first mortgage bonds due in 2002 with the proceeds of two $25 million term loan agreements due in 1999 and 2000 at 6.42% and 6.57% annual interest rates, respectively. Therefore the first mortgage bonds are classified as long-term debt on the balance sheet. The redemption of this series of first mortgage bonds removed the restriction on the use of retained earnings for common stock dividends.

3. CONTINGENCIES

      On April 24, 1996 the Federal Energy Regulatory Commission
   (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

      The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            FIRST QUARTER 1996 vs. FIRST QUARTER 1995
     Although operating revenues increased $3.3 million or 3.9%, net income decreased $1.1 million or 14% from the prior period. The decrease in net income was attributable to an increase in operation and maintenance expenses, a write-down of certain demand side management program equipment to estimated market value and higher interest charges from additional long-term borrowings.
     Income statement lines which changed significantly were:
                                                  Increase
                                              (in millions)  %

     Operating Revenues. . . . . . . . . . .       $3.3      3.9
     Other Operation Expense . . . . . . . .        2.1     20.0
     Maintenance Expense . . . . . . . . . .        0.6      8.0
     Federal Income Taxes. . . . . . . . . .        0.5     24.0
     Interest Charges. . . . . . . . . . . .        0.3      5.3

     The increase in operating revenues was due to increased energy sales to retail and wholesale customers, transmission service revenues and the recovery of demand side management costs from retail customers. Retail sales rose as a result of colder winter weather in the first quarter of 1996 and growth in the number of residential and commercial customers which led to a 12% and 8% increase in residential and commercial energy sales, respectively.
Wholesale energy sales rose mainly due to an increase in energy sales by the AEP System Power Pool reflecting increased weather-related energy demand of unaffiliated utilities in the first quarter. Transmission services provided to an unaffiliated utility under a one year contract that began in January 1996 and open access transmission services to other unaffiliated utilities accounted for an increase in transmission service revenues.
     Other operation expense increased mainly due to increased accruals for incentive pay, demand side management program expenses and increased AEP Service Corporation billings for engineering and other professional services. The increase in maintenance expense reflects an increased level of scheduled steam plant maintenance at the Company's Big Sandy Plant.

     The increase in federal income tax expense was primarily due to changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
     The issuance of $40 million of Junior Subordinated Debentures in April 1995 was the main reason for the increase in interest charges.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1996          1995
                                                                  (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . $504,741    $416,827

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . .  178,326     131,678
  Purchased Power. . . . . . . . . . . . . . . . . . . . . . .   15,065      20,242
  Other Operation. . . . . . . . . . . . . . . . . . . . . . .   82,891      59,700
  Maintenance. . . . . . . . . . . . . . . . . . . . . . . . .   29,067      34,898
  Depreciation and Amortization. . . . . . . . . . . . . . . .   34,274      33,890
  Taxes Other Than Federal Income Taxes. . . . . . . . . . . .   42,203      45,337
  Federal Income Taxes . . . . . . . . . . . . . . . . . . . .   35,071      23,753
          TOTAL OPERATING EXPENSES . . . . . . . . . . . . . .  416,897     349,498
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . .   87,844      67,329
NONOPERATING INCOME. . . . . . . . . . . . . . . . . . . . . .    2,134       3,707
INCOME BEFORE INTEREST CHARGES . . . . . . . . . . . . . . . .   89,978      71,036
INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . .   23,442      23,294
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   66,536      47,742
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . . . . . . . . . . .    2,240       3,825
EARNINGS APPLICABLE TO COMMON STOCK. . . . . . . . . . . . . . $ 64,296    $ 43,917

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              (UNAUDITED)
                                                                Three Months Ended
                                                                     March 31,
                                                                1996          1995
                                                                  (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . $518,029    $483,222

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .   66,536      47,742

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . . . . . . . . . . .   35,714      34,857
    Cumulative Preferred Stock . . . . . . . . . . . . . . . .    2,194       3,825
  Capital Stock Expense. . . . . . . . . . . . . . . . . . . .       46          34

BALANCE AT END OF PERIOD . . . . . . . . . . . . . . . . . . . $546,611    $492,248

The common stock of the Company is wholly owned by American Electric Power Company,
Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                  OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                          March 31,     December 31,
                                                            1996            1995
                                                               (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $2,536,475      $2,534,893
  Transmission . . . . . . . . . . . . . . . . . . . .      800,642         798,854
  Distribution . . . . . . . . . . . . . . . . . . . .      833,848         833,944
  General (including mining assets). . . . . . . . . .      693,778         688,253
  Construction Work in Progress. . . . . . . . . . . .       69,123          59,278
          Total Electric Utility Plant . . . . . . . .    4,933,866       4,915,222
  Accumulated Depreciation and Amortization. . . . . .    2,130,168       2,091,148

          NET ELECTRIC UTILITY PLANT . . . . . . . . .    2,803,698       2,824,074



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .      108,345         107,510



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .       56,379          44,000
  Accounts Receivable (net). . . . . . . . . . . . . .      216,522         199,293
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .      109,833         126,952
  Materials and Supplies . . . . . . . . . . . . . . .       78,265          80,468
  Accrued Utility Revenues . . . . . . . . . . . . . .       34,489          40,100
  Prepayments. . . . . . . . . . . . . . . . . . . . .       63,111          42,286

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      558,599         533,099


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      556,620         562,329


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .      106,878         129,552


            TOTAL. . . . . . . . . . . . . . . . . . .   $4,134,140      $4,156,564

See Notes to Consolidated Financial Statements.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                                                         March 31,      December 31,
                                                           1996             1995
                                                              (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .  $  321,201       $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .     459,520          459,474
  Retained Earnings. . . . . . . . . . . . . . . . . .     546,611          518,029
          Total Common Shareholder's Equity. . . . . .   1,327,332        1,298,704
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .      41,240           41,240
    Subject to Mandatory Redemption. . . . . . . . . .     115,000          115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .   1,055,530        1,138,425

          TOTAL CAPITALIZATION . . . . . . . . . . . .   2,539,102        2,593,369

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .     223,012          214,726

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .      83,505           89,207
  Short-term Debt. . . . . . . . . . . . . . . . . . .      48,401            9,400
  Accounts Payable . . . . . . . . . . . . . . . . . .      84,491          102,580
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .     158,865          161,430
  Interest Accrued . . . . . . . . . . . . . . . . . .      30,216           20,807
  Obligations Under Capital Leases . . . . . . . . . .      25,030           25,172
  Other. . . . . . . . . . . . . . . . . . . . . . . .      78,245           80,507

          TOTAL CURRENT LIABILITIES. . . . . . . . . .     508,753          489,103

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .     727,902          731,959

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .      49,013           49,860

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .      86,358           77,547

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .  $4,134,140       $4,156,564

See Notes to Consolidated Financial Statements.

                  OHIO POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                               Three Months Ended
                                                                    March 31,
                                                               1996          1995
                                                                 (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 66,536      $ 47,742
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .   41,119        37,448
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      245         5,620
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .   (2,754)       (2,871)
    Amortization of Deferred Property Taxes. . . . . . . . .   19,656        18,969
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .  (17,229)        4,680
    Fuel, Materials and Supplies . . . . . . . . . . . . . .   19,322       (19,118)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    5,611         5,262
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .  (20,825)      (21,770)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .  (18,089)      (25,956)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (2,565)      (17,416)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    9,409         8,040
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .   15,455        18,105
        Net Cash Flows From Operating Activities . . . . . .  115,891        58,735

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .  (19,903)      (28,825)
  Proceeds from Sale of Property and Other . . . . . . . . .    4,177         1,305
        Net Cash Flows Used For Investing Activities . . . .  (15,726)      (27,520)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .   39,001         1,140
  Retirement of Long-term Debt . . . . . . . . . . . . . . .  (88,879)         -
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (35,714)      (34,857)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .   (2,194)       (3,825)
        Net Cash Flows Used For Financing Activities . . . .  (87,786)      (37,542)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .   12,379        (6,327)
Cash and Cash Equivalents at Beginning of Period . . . . . .   44,000        30,700
Cash and Cash Equivalents at End of Period . . . . . . . . . $ 56,379      $ 24,373

Supplemental Disclosure:
  Cash paid for interest net of capitalized  amounts was $13,325,000 and $14,585,000 and for income  taxes was $2,599,000 and $985,000  in 1996 and 1995, respectively.
  Noncash  acquisitions  under  capital  leases  were $8,933,000  and  $8,990,000 in
  1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

                  OHIO POWER COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" with no significant impact on the financial statements.

2.   FINANCING ACTIVITY

          In January 1996, the Company and a subsidiary retired three series of long-term debt at maturity: $8 million of 5-1/8% Series Sinking Fund Debentures, $39 million of 5% Series First Mortgage Bonds and $8 million of 5.79% Notes Payable. In March 1996, the Company retired the entire outstanding balances of three series of long-term debt before maturity: $24 million of 7-3/4% Series First Mortgage Bonds due in 2002, $5 million of 7-7/8% Series Sinking Fund Debentures due in 1999 and $4 million of 6-5/8% Series Sinking Fund Debentures due in 1997.

          In April 1996, the Company retired the entire $17 million outstanding balance of 7-5/8% Series First Mortgage Bonds due in 2002.

3.   CONTINGENCIES

          On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

          The Company continues to be involved in certain other matters discussed in the 1995 Annual Report.

                  OHIO POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

               FIRST QUARTER 1996 vs. FIRST QUARTER 1995
RESULTS OF OPERATIONS
     Net income increased 39% or $18.8 million primarily due to a 37% increase in energy sales mainly as a result of colder weather in 1996.
     Income statement lines which changed significantly were:
                                              Increase (Decrease)
                                              (in millions)    %

    Operating Revenues. . . . . . . . . . .       $87.9       21
    Fuel Expense. . . . . . . . . . . . . .        46.6       35
    Purchased Power Expense . . . . . . . .        (5.2)     (26)
    Other Operation Expense . . . . . . . .        23.2       39
    Maintenance Expense . . . . . . . . . .        (5.8)     (17)
    Taxes Other Than Federal Income Taxes .        (3.1)      (7)
    Federal Income Taxes. . . . . . . . . .        11.3       48

     The significant increase in operating revenues was largely attributable to increased energy sales and a retail rate increase.
Sales volume to wholesale customers is up 156% primarily due to an increase in energy supplied to the AEP System Power Pool (Power Pool) as a result of increased weather-related demand of affiliated members of the Power Pool and the increased availability in 1996 of the Company's two Gavin Plant generating units. The Gavin units had been out-of-service for extended periods during the first three months of 1995 for installation of flue gas desulfurization systems (scrubbers) and maintenance. Wholesale energy sales by the Power Pool to unaffiliated utilities increased in 1996 as a result of the colder weather.
     Retail revenues rose 12% during the first quarter of 1996 as a result of a March 1995 retail base rate increase, an 8% increase in energy sales to weather sensitive residential customers, and a 6% and 1% increase in energy sales to commercial and industrial customers, respectively, largely due to increased usage. In 1996 there was a slight increase in number of residential customers and a 2% increase in commercial customers.

     The substantial increase in fuel expense was due to increased generation resulting from the higher demand for energy and availability of the Gavin Plant units in 1996. The decline in purchased power expense reflects the increased availability of the Company's generating plants in 1996.
     Other operation expense rose in 1996 primarily due to rent and other operating costs of the recently installed Gavin Plant scrubbers and the amortization of previously deferred Gavin expenses. In 1995, the Public Utilities Commission of Ohio (PUCO) approved the deferral of the Ohio retail jurisdictional share of the Gavin Plant's scrubber rent for future recovery. In March 1995, the PUCO approved recovery of current and deferred rent expense and authorized the amortization of the previously deferred Gavin expenses over four years.
     The decline in maintenance expense was due to decreased boiler plant maintenance during the first quarter of 1996 largely as a result of maintenance on the two Gavin units in 1995.
     Taxes other than federal income taxes also decreased in 1996 mainly due to a new Ohio excise tax credit based on the consumption of Ohio-mined coal at the Company's Ohio generating plants and a decrease in the West Virginia business and occupation tax. The West Virginia tax which was based on West Virginia generation during the first quarter of 1995 was changed in June 1995 to a West Virginia generating capacity basis so that the tax would be more constant in each comparable period. As a result of extensive use of West Virginia generation in 1995, primarily due to outages at the Gavin Plant, the generation based tax produced a higher tax obligation in 1995 than the capacity based tax in 1996.
     The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income. FINANCIAL CONDITION
     Total plant and property additions including capital leases for the current period were $29 million.
     During the first quarter of 1996, the Company and a subsidiary retired $88 million principal amount of long-term debt with interest rates ranging from 5% to 7-7/8% and increased short-term debt by $39 million.

     In April 1996, the Company retired the entire $17 million outstanding balance of 7-5/8% Series First Mortgage Bonds due in 2002. NEW FERC RULES
     On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted an open access transmission tariff in 1995 under the provisions of a proposed FERC rule. The open access final rule also provides for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers and that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition; however, management continues to review the voluminous document for its potential impact.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

American Electric Power Company, Inc. ("AEP") and Ohio Power
Company ("OPCo")

     Reference is made to pages 33 and 34 of the Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K") for a discussion of litigation regarding the Meigs 31 mine and the settlement thereof. On March 22, 1996, the U.S. District Court for the Southern District of Ohio issued an order approving the consent decree.

     Reference is made to pages 25, 26 and 34 of the 1995 10-K for a discussion of proceedings instituted by the U.S. Environmental Protection Agency ("Federal EPA") alleging that OPCo's Kammer Plant has been operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since January 1, 1989. OPCo has entered into a consent decree with Federal EPA which was lodged with the U.S. District Court for the Northern District of West Virginia on April 8, 1996 and noticed in the Federal Register on April 12, 1996. The consent decree resolves all disputes between OPCo and Federal EPA with respect to the pending enforcement action without any admission of liability on the part of OPCo. Under the terms of the consent decree, OPCo has agreed to pay a civil penalty of $200,000 and to install low NOx burner technology at two of the generating units at Philip Sporn Plant in New Haven, West Virginia two years earlier than required by the Clean Air Act. The decree extends the deadline for compliance with the federally approved SO2 limit until at least early 1999. The deadline is subject to further extension should OPCo be successful in demonstrating that the burning of high sulfur coal at Kammer Plant is appropriate under the Clean Air Act. The deadline is also subject to acceleration if it is determined that OPCo is responsible for delays in submission of the revised SO2 State Implementation Plan for Marshall County, West Virginia.

Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), Appalachian Power Company
("APCo"), Columbus Southern Power Company ("CSPCo"), Indiana
Michigan Power Company ("I&M"), Kentucky Power Company ("KEPCo") and OPCo

     Reference is made to page 6 of the 1995 10-K for a discussion of the Federal Energy Regulatory Commission's ("FERC") Notice of
Proposed Rulemaking ("Mega-NOPR"). The Mega-NOPR proposed to require each public utility that owns or controls interstate transmission facilities to file open access network and point-to- point transmission tariffs that offer services comparable to the utility's own uses of its transmission system. The Mega-NOPR also proposed to require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the proposed rule, the FERC issued recommended pro-forma tariffs which reflected the Commission's preliminary views on the minimum non-price terms and conditions for non-discriminatory transmission service. The Mega-NOPR also proposed to allow a utility to seek recovery of certain prudently-incurred stranded costs that result from unbundled transmission service.

     On April 24, 1996, the FERC issued Final Rules (Orders 888 and
889) adopting, with some minor changes, the proposals for open access transmission and stranded cost recovery that it made in the Mega-NOPR. In addition to requiring all utilities subject to its regulation to file open-access tariffs (which are now unified in a single point-to-point and network tariff), the new rules require establishment of an Open Access Same-time Information System ("OASIS")- an electronic bulletin board-type system in which the transmission provider must post information regarding available transmission capacity, prices and other pertinent transmission information. The rules also establish Standards of Conduct, which require a separation of a transmitting utility's employees involved in transmission functions from its merchant employees (those involved in selling power). The transmission employees may not extend any undue preference to the utility's merchant employees, and the merchant employees are restricted from obtaining any information regarding transmission that is not publicly available.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits:

          OPCo

              Exhibit 10 - Amendment No. 7, dated January 1, 1995, to Station Agreement dated January 1, 1968, among
              OPCo, Buckeye Power, Inc. and Cardinal Operating
              Company.

          APCo, CSPCo, I&M, KEPCo and OPCo

              Exhibit 12 - Statement re: Computation of Ratios.

          AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

              Exhibit 27 - Financial Data Schedule.

          (b) Reports on Form 8-K:

          Company Reporting Date of Report   Items Reported

          APCo              March 19, 1996   Item 5. Other Events
                                             Item 7. Financial
                                             Statements and Ex-
                                             hibits

          AEP, AEGCo, CSPCo, I&M, KEPCo and OPCo

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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

                 AMERICAN ELECTRIC POWER COMPANY, INC.

G.P. Maloney                                      P.J. DeMaria
G.P. Maloney, Vice President                      P.J. DeMaria, Controller
              and Secretary

                        AEP GENERATING COMPANY

G.P. Maloney                                      P.J. DeMaria
G.P.Maloney, Vice President                      P.J. DeMaria, Vice President
                                                      and Controller

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


Date:  May 13, 1996