Form 10-Q
period 1996-06-30
AEP GENERATING CO /OH/
filed 1996-08-14
CIK 857571

THE CONSOLIDATED 10-Q FOR AMERICAN ELECTRIC POWER CO., INC, AND
SUBSIDIARIES IS REQUESTED TO BE INCLUDED AS PART OF THE FILING.

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended June 30, 1996
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For The Transition Period from          to
Commission      Registrant; State of Incorporation;           I. R. S. Employer
File Number      Address; and Telephone Number                Identification No.
  1-3525      AMERICAN ELECTRIC POWER COMPANY, INC.              13-4922640
              (A New York Corporation)
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  0-18135     AEP GENERATING COMPANY (An Ohio Corporation)       31-1033833
              1 Riverside Plaza, Columbus, Ohio  43215
              Telephone (614) 223-1000

  1-3457      APPALACHIAN POWER COMPANY (A Virginia Corporation) 54-0124790
              40 Franklin Road, Roanoke, Virginia  24011
              Telephone (540) 985-2300

  1-2680      COLUMBUS SOUTHERN POWER COMPANY                    31-4154203
              (An Ohio Corporation)
              215 North Front Street, Columbus, Ohio  43215
              Telephone (614) 464-7700

  1-3570      INDIANA MICHIGAN POWER COMPANY                     35-0410455
              (An Indiana Corporation)
              One Summit Square
              P.O. Box 60, Fort Wayne, Indiana  46801
              Telephone (219) 425-2111

  1-6858      KENTUCKY POWER COMPANY (A Kentucky Corporation)    61-0247775
              1701 Central Avenue, Ashland, Kentucky  41101
              Telephone (800) 572-1141

  1-6543      OHIO POWER COMPANY (An Ohio Corporation)           31-4271000
              301 Cleveland Avenue S.W., Canton, Ohio  44702
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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at July 31, 1996 was 187,435,000.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                                FORM 10-Q
                   For The Quarter Ended June 30, 1996
                                  INDEX
                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Notes to Consolidated Financial Statements . . . . . . . . . A-5 - A-6
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-7 - A-9

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

                                      For The Quarter Ended June 30, 1996

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

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per-share amounts)
                               (UNAUDITED)
                                        Three Months Ended       Six Months Ended
                                             June 30,                 June 30,
                                         1996        1995        1996        1995
OPERATING REVENUES . . . . . . . . . .$1,400,941  $1,305,342  $2,918,722  $2,721,511

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . .   404,914     357,055     845,891     769,042
  Other Operation. . . . . . . . . . .   300,723     289,865     604,431     551,817
  Maintenance. . . . . . . . . . . . .   139,043     131,388     244,466     261,996
  Depreciation and Amortization. . . .   149,414     147,243     298,528     294,420
  Taxes Other Than Federal
   Income Taxes. . . . . . . . . . . .   120,990     116,757     248,616     246,230
  Federal Income Taxes . . . . . . . .    65,232      51,750     164,043     129,166
          TOTAL OPERATING EXPENSES . . 1,180,316   1,094,058   2,405,975   2,252,671
OPERATING INCOME . . . . . . . . . . .   220,625     211,284     512,747     468,840
NONOPERATING INCOME (LOSS) . . . . . .     1,030          83         (97)      4,881
INCOME BEFORE INTEREST CHARGES AND
 PREFERRED DIVIDENDS . . . . . . . . .   221,655     211,367     512,650     473,721
INTEREST CHARGES . . . . . . . . . . .    98,363     100,782     198,388     201,256
PREFERRED STOCK DIVIDEND REQUIREMENTS
 OF SUBSIDIARIES . . . . . . . . . . .    10,626      14,107      21,584      28,137
NET INCOME . . . . . . . . . . . . . .$  112,666  $   96,478  $  292,678  $  244,328
AVERAGE NUMBER OF SHARES OUTSTANDING .   187,104     185,671     186,913     185,494
EARNINGS PER SHARE . . . . . . . . . .     $0.60       $0.52       $1.57       $1.32
CASH DIVIDENDS PAID PER SHARE. . . . .     $0.60       $0.60       $1.20       $1.20



              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                               (UNAUDITED)

                                        Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                         1996        1995        1996        1995
                                                      (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . .$1,477,852  $1,362,170  $1,409,645  $1,325,581
NET INCOME . . . . . . . . . . . . . .   112,666      96,478     292,678     244,328
DEDUCTIONS:
  Cash Dividends Declared. . . . . . .   112,205     111,352     224,188     222,495
  Other. . . . . . . . . . . . . . . .       120          36         (58)        154

BALANCE AT END OF PERIOD . . . . . . .$1,478,193  $1,347,260  $1,478,193  $1,347,260

See Notes to Consolidated Financial Statements.
/TABLE

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                                                           June 30,     December 31,
                                                             1996           1995
                                                               (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . $ 9,266,447    $ 9,238,843
  Transmission . . . . . . . . . . . . . . . . . . . . .   3,341,340      3,316,664
  Distribution . . . . . . . . . . . . . . . . . . . . .   4,274,741      4,184,251
  General (including mining assets and nuclear fuel) . .   1,495,849      1,442,086
  Construction Work in Progress. . . . . . . . . . . . .     304,473        314,118
          Total Electric Utility Plant . . . . . . . . .  18,682,850     18,495,962
  Accumulated Depreciation and Amortization. . . . . . .   7,338,529      7,111,123

          NET ELECTRIC UTILITY PLANT . . . . . . . . . .  11,344,321     11,384,839





OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . .     857,200        825,781





CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . .     110,414         79,955
  Accounts Receivable (net). . . . . . . . . . . . . . .     544,950        492,283
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . .     272,925        271,933
  Materials and Supplies . . . . . . . . . . . . . . . .     249,437        251,051
  Accrued Utility Revenues . . . . . . . . . . . . . . .     171,650        207,919
  Prepayments and Other. . . . . . . . . . . . . . . . .     143,619         98,717

          TOTAL CURRENT ASSETS . . . . . . . . . . . . .   1,492,995      1,401,858




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . .   1,917,335      1,979,446



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . .     245,711        310,377

            TOTAL. . . . . . . . . . . . . . . . . . . . $15,857,562    $15,902,301

See Notes to Consolidated Financial Statements.

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                                                          June 30,      December 31,
                                                            1996            1995
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1996          1995
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .196,434,992   195,634,992
    (8,999,992 shares were held in treasury) . . . . . .$ 1,276,827     $ 1,271,627
  Paid-in Capital. . . . . . . . . . . . . . . . . . . .  1,687,101       1,658,524
  Retained Earnings. . . . . . . . . . . . . . . . . . .  1,478,193       1,409,645
          Total Common Shareholders' Equity. . . . . . .  4,442,121       4,339,796
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . . .    118,240         148,240
    Subject to Mandatory Redemption. . . . . . . . . . .    515,082         515,085
  Long-term Debt . . . . . . . . . . . . . . . . . . . .  4,766,759       4,920,329

          TOTAL CAPITALIZATION . . . . . . . . . . . . .  9,842,202       9,923,450

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . .    927,744         884,707

CURRENT LIABILITIES:
  Preferred Stock and Long-term Debt Due Within One Year     55,824         144,597
  Short-term Debt. . . . . . . . . . . . . . . . . . . .    526,471         365,125
  Accounts Payable . . . . . . . . . . . . . . . . . . .    177,719         220,142
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . .    370,524         420,192
  Interest Accrued . . . . . . . . . . . . . . . . . . .     81,018          80,848
  Obligations Under Capital Leases . . . . . . . . . . .     97,597          89,692
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    284,709         304,466

          TOTAL CURRENT LIABILITIES. . . . . . . . . . .  1,593,862       1,625,062

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . .  2,631,704       2,656,651

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . .    418,190         430,041

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . .    245,236         249,875

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . .    198,624         132,515

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . . .$15,857,562     $15,902,301

See Notes to Consolidated Financial Statements.

     AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                                Six Months Ended
                                                                    June 30,
                                                                1996        1995
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .$ 292,678   $ 244,328
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . .  294,865     285,933
    Deferred Federal Income Taxes. . . . . . . . . . . . . . .   (9,048)        622
    Deferred Investment Tax Credits. . . . . . . . . . . . . .  (11,760)    (11,903)
    Amortization of Deferred Property Taxes. . . . . . . . . .   74,709      72,657
    Amortization of Operating Expenses and
       Carrying Charges (net). . . . . . . . . . . . . . . . .   18,183      35,448
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . .  (52,667)    (21,648)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . .      622     (39,309)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . .   36,269      12,185
    Prepayments and Other Current Assets . . . . . . . . . . .  (44,902)    (51,879)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .  (42,423)    (86,474)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .  (49,668)    (97,782)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . .   26,812        -
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . .   20,615      (8,534)
        Net Cash Flows From Operating Activities . . . . . . .  554,285     333,644

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . (215,227)   (280,956)
  Proceeds from Sale of Property and Other . . . . . . . . . .    6,670      10,551
        Net Cash Flows Used For Investing Activities . . . . . (208,557)   (270,405)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . .   33,121      23,371
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . .  309,404     264,415
  Change in Short-term Debt (net). . . . . . . . . . . . . . .  161,346     113,890
  Retirement of Cumulative Preferred Stock . . . . . . . . . .  (38,057)       -
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . (556,895)   (176,088)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . (224,188)   (222,495)
        Net Cash Flows From (Used For) Financing Activities. . (315,269)      3,093

Net Increase in Cash and Cash Equivalents. . . . . . . . . . .   30,459      66,332
Cash and Cash Equivalents at Beginning of Period . . . . . . .   79,955      62,866
Cash and Cash Equivalents at End of Period . . . . . . . . . .$ 110,414   $ 129,198

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $191,603,000 and
  $197,982,000 and for income taxes was  $138,641,000  and  $151,158,000 in 1996  and 1995, respectively.  Noncash  acquisitions under capital leases were $83,502,000 and $49,813,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (UNAUDITED)

1.   GENERAL
         The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

2.   FINANCING AND RELATED ACTIVITIES

         During the first six months of 1996, subsidiaries issued $310 million principal amount of long-term debt: two series of first mortgage bonds totaling $200 million at 6-3/8% and 6.8% due in 2001 and 2006, respectively; $40 million of junior subordinated deferrable interest debentures at 8% due in 2026; two 6.75% term loans totaling $20 million due 2001 and two term loans totaling $50 million at 6.42% and 6.57% due in 1999 and 2000, respectively.

         The proceeds were used during 1996 to redeem the outstanding shares of two series of $100 par value cumulative preferred stock: 75,000 shares at 9.5% and 300,000 shares at 7.08%; and to retire $551 million principal amount of long-term debt: $492 million of first mortgage bonds with interest rates ranging from 5% to 9-7/8% with due dates ranging from 1996 to 2022; $31 million of sinking fund debentures with interest rates ranging from 5-1/8% to 7-7/8% with due dates ranging from 1996 to 1999; and $28 million of term loans with interest rates ranging from 5.79% to 10.78% all at maturity.

         The redemption of three series of first mortgage bonds in 1996, a 7-7/8% series and a 7-1/2% series both due in 2002 and a 9-7/8% series due in 2020, reduced the restriction on subsidiaries use of retained earnings for the payment of cash dividends on their common stock from $230 million to $30 million.

3.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and in 1996 as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain other matters discussed in the 1995 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995
RESULTS OF OPERATIONS
     Net income increased 17% or $16.2 million in the comparative second quarter and 20% or $48.4 million in the comparative year-to-date period primarily due to an increase in energy sales in both periods as a result of growth in the number of customers, increased customer usage mainly due to weather, and increased weather-related wholesale sales to other utilities.
     Income statement items which changed significantly were:
                                       Increase (Decrease)
                               Second Quarter     Year-To-Date
                              (in millions)  %  (in millions)  %

Operating Revenues . . . . . .    $95.6      7      $197.2     7
Fuel and Purchased
  Power Expense. . . . . . . .     47.9     13        76.8    10
Other Operation Expense. . . .     10.9      4        52.6    10
Maintenance Expense. . . . . .      7.7      6       (17.5)   (7)
Federal Income Taxes . . . . .     13.5     26        34.9    27
Preferred Stock Dividend
 Requirements of Subsidiaries.     (3.5)   (25)       (6.6)  (23)

     Operating revenues increased in both periods as a result of increased energy sales to retail and wholesale customers and an increase in other service revenues. Retail energy sales increased 4% in the comparative second quarter period and 5% in the comparative year-to-date period reflecting increased energy sales in all major retail customer classes largely as a result of increased usage due to the weather and growth in the number of customers. Energy sales to wholesale customers were up 62% in the second quarter of 1996 and 53% in the year-to-date period largely as a result of weather. Higher transmission and other service revenues from wholesale customers contributed to the increased revenues in both comparative periods reflecting the increased demand.
     The increase in fuel and purchased power expense was mainly due to the increase in energy demand. Also contributing to the rise in fuel expense during both comparative periods was the increased use of higher cost coal-fired generation due to a reduction in the availability of low-cost nuclear generation resulting from a refueling outage at a nuclear unit in the second quarter of 1996.

     Other operation expense increased in the comparative second quarter reflecting an increase in the cost of pollution control emission allowances and increased rent expense. The increase in rent expense resulted from a favorable determination by the Indiana state tax department that resulted in the reversal in the second quarter of 1995 of a provision for state taxes applicable to the Rockport Plant Unit 2 operating lease. Also contributing to the rise in other operation expense during the first six months of this year were increased employee benefits expenses, rent and other operating costs of the recently installed Gavin Plant scrubbers and the amortization, commensurate with recovery in rates, of previously deferred Gavin scrubber expenses.
     Maintenance expense rose in the comparative second quarter mainly due to a 1996 maintenance outage at both of the Gavin units.
In the year-to-date period, maintenance expense declined primarily due to the reversal in March 1996 of a loss contingency recorded in March 1995 for deferred Virginia retail incremental storm damage expenses, reductions in the number of employees performing maintenance on the Company's nuclear plant and lower payments for contract labor at the nuclear plant.
     The increase in both periods in federal income tax expense attributable to operations was due to an increase in pre-tax operating income and, in the comparative second quarter period, to changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
     Preferred stock dividend requirements of the subsidiaries decreased in both comparative periods reflecting preferred stock redemptions in November 1995 and the first half of 1996.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months were $300 million.
     During the first six months of 1996 subsidiaries issued $310 million principal amount of long-term debt at interest rates ranging from 6-3/8% to 8%; retired $551 million principal amount of long-term debt with interest rates ranging from 5% to 10.78%;
redeemed 375,000 shares of $100 par value cumulative preferred stock at 9.5% and 7.08% and increased short-term debt by $161 million.
NEW FERC RULES
     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered.
Management does not expect these final rules to adversely impact financial condition.

                          AEP GENERATING COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                             1996      1995       1996        1995
                                                        (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $55,313    $53,819   $112,797    $113,994

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    21,736     22,078     45,268      48,640
  Rent - Rockport Plant Unit 2 . . . . .    17,071     15,474     34,148      32,619
  Other Operation. . . . . . . . . . . .     2,962      3,005      6,111       5,677
  Maintenance. . . . . . . . . . . . . .     3,883      3,458      7,376       6,341
  Depreciation . . . . . . . . . . . . .     5,413      5,417     10,826      10,834
  Taxes Other Than Federal Income Taxes.       907        299      1,882       1,278
  Federal Income Taxes . . . . . . . . .       886        746      1,937       1,563

          TOTAL OPERATING EXPENSES . . .    52,858     50,477    107,548     106,952

OPERATING INCOME . . . . . . . . . . . .     2,455      3,342      5,249       7,042

NONOPERATING INCOME. . . . . . . . . . .       834        992      1,624       1,821

INCOME BEFORE INTEREST CHARGES . . . . .     3,289      4,334      6,873       8,863

INTEREST CHARGES . . . . . . . . . . . .     1,058      2,400      2,144       4,810

NET INCOME . . . . . . . . . . . . . . .   $ 2,231    $ 1,934   $  4,729    $  4,053



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                             1996      1995       1996        1995
                                                        (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $1,953    $4,387     $1,955      $4,268

NET INCOME . . . . . . . . . . . . . . .     2,231     1,934      4,729       4,053

CASH DIVIDENDS DECLARED. . . . . . . . .     2,000     2,000      4,500       4,000

BALANCE AT END OF PERIOD . . . . . . . .    $2,184    $4,321     $2,184      $4,321



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,     December 31,
                                                             1996           1995
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . .  $627,581       $627,298
  General . . . . . . . . . . . . . . . . . . . . . . . .     2,910          2,919
  Construction Work in Progress . . . . . . . . . . . . .     1,825          1,397
          Total Electric Utility Plant. . . . . . . . . .   632,316        631,614
  Accumulated Depreciation. . . . . . . . . . . . . . . .   228,273        218,055


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . .   404,043        413,559




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . .        72             22
  Accounts Receivable . . . . . . . . . . . . . . . . . .    19,637         19,028
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . .    20,914         19,008
  Materials and Supplies. . . . . . . . . . . . . . . . .     4,745          4,820
  Prepayments . . . . . . . . . . . . . . . . . . . . . .       521            673


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . .    45,889         43,551




REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . .     5,967          6,076


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . .     3,229          1,693




            TOTAL . . . . . . . . . . . . . . . . . . . .  $459,128       $464,879

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,     December 31,
                                                             1996           1995
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . .  $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . .    47,235         47,735
  Retained Earnings . . . . . . . . . . . . . . . . . . .     2,184          1,955
          Total Common Shareholder's Equity . . . . . . .    50,419         50,690
  Long-term Debt. . . . . . . . . . . . . . . . . . . . .    89,546         89,538

          TOTAL CAPITALIZATION. . . . . . . . . . . . . .   139,965        140,228

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . .     1,814          1,830

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . .    17,325         21,725
  Accounts Payable. . . . . . . . . . . . . . . . . . . .     8,510          9,094
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . .     6,384          2,997
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . .     4,963          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     2,631          4,508

          TOTAL CURRENT LIABILITIES . . . . . . . . . . .    39,813         43,287

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . .   147,257        150,043

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . .    75,262         76,949
  Amounts Due to Customers for Income Taxes . . . . . . .    35,870         36,517
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       242            201

          TOTAL REGULATORY LIABILITIES. . . . . . . . . .   111,374        113,667

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .    18,905         15,824

            TOTAL . . . . . . . . . . . . . . . . . . . .  $459,128       $464,879

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                               Six Months Ended
                                                                   June 30,
                                                             1996           1995
                                                                (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $ 4,729        $ 4,053
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . .   10,826         10,834
    Deferred Federal Income Taxes. . . . . . . . . . . . .    2,434          3,006
    Deferred Investment Tax Credits. . . . . . . . . . . .   (1,687)        (1,691)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . .   (2,786)        (2,786)
    Deferred Property Taxes. . . . . . . . . . . . . . . .   (1,562)        (1,533)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . .     (609)          (842)
    Fuel, Materials and Supplies . . . . . . . . . . . . .   (1,831)        (1,017)
    Accounts Payable . . . . . . . . . . . . . . . . . . .     (584)        (3,157)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . .    3,387            789
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . .     -            (1,527)
  Other (net). . . . . . . . . . . . . . . . . . . . . . .   (1,616)        (2,067)
        Net Cash Flows From Operating Activities . . . . .   10,701          4,062

INVESTING ACTIVITIES - Construction Expenditures . . . . .   (1,251)        (2,566)

FINANCING ACTIVITIES:
  Capital Contributions Returned to Parent Company . . . .     (500)          -
  Change in Short-term Debt (net). . . . . . . . . . . . .   (4,400)         2,500
  Dividends Paid . . . . . . . . . . . . . . . . . . . . .   (4,500)        (4,000)
        Net Cash Flows Used For Financing Activities . . .   (9,400)        (1,500)

Net Increase (Decrease) in Cash and Cash Equivalents . . .       50             (4)
Cash and Cash Equivalents at Beginning of Period . . . . .       22              7
Cash and Cash Equivalents at End of Period . . . . . . . .  $    72        $     3


Supplemental Disclosure:
  Cash paid (received) for interest net of capitalized amounts was $2,035,000 and $4,632,000 and for income taxes was $(764,000) and $(1,269,000) in 1996 and
  1995, respectively.

See Notes to Financial Statements.

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1996
                           (UNAUDITED)

GENERAL

     The accompanying unaudited financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one
unaffiliated utility pursuant to Federal Energy Regulatory
Commission (FERC) approved long-term unit power agreements.  The unit power agreements provide for recovery of costs including a
FERC approved rate of return on common equity and a return on other capital net of temporary cash investments.
     Net income increased $0.3 million or 15% in the comparative second quarter and $0.7 million or 17% in the comparative year-to-date period resulting from the recovery of interest expense through the return on other capital component of the unit power bills compared to 1995 when the unit power agreement mechanism prevented the Company from recovering all interest costs in the unit power bills.
     Income statement items which changed significantly were as follows:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $ 1.5       3      $(1.2)     (1)
Fuel Expense . . . . . . . .     (0.3)     (2)      (3.4)     (7)
Rent Expense-Rockport Plant
 Unit 2. . . . . . . . . . .      1.6      10        1.5       5
Other Operation Expense. . .      0.0      N.M.      0.4       8
Maintenance Expense. . . . .      0.4      12        1.0      16
Taxes Other Than Federal
  Income Taxes . . . . . . .      0.6     203        0.6      47
Federal Income Taxes . . . .      0.1      19        0.4      24
Nonoperating Income. . . . .     (0.2)    (16)      (0.2)    (11)
Interest Charges . . . . . .     (1.3)    (56)      (2.7)    (55)

N.M. = Not Meaningful
     The increase in operating revenues for the second quarter reflects increased recoverable operating expenses, primarily rent expense for Rockport Plant Unit 2, offset in part by a reduction in the return on other capital due to a decrease in long-term debt interest expense. The revenue decrease in the year-to-date period resulted from the reduction in the return on other capital, partially offset by an increase in recoverable operating expenses.
     The decline in fuel expense was attributable to a reduction in generation as Rockport Plant Unit 2 was out-of-service for planned general boiler inspection and repair during March and April 1996.
     Rent expense for Rockport Plant Unit 2 increased in both periods due to the effect of a favorable determination by the Indiana state tax department that resulted in a May 1995 reversal of a provision for Indiana gross income tax applicable to the lease.
     Other operation expense increased in the year-to-date period mainly due to increased AEP Service Corporation billings for managerial, engineering and other professional services; increased employee benefits expense caused primarily by a reduction in COLI death benefits; and the recording in 1996 of the expense of destroyed railroad coal cars.
     The increase in maintenance expense during the second quarter and year-to-date periods resulted from the general boiler inspection and repairs performed on Rockport Unit 2 in 1996.
     Taxes other than federal income taxes increased for both periods due to the effect of a favorable Indiana property tax accrual adjustment recorded in the second quarter of 1995.
     Federal income tax expense attributable to operations increased primarily due to an increase in pre-tax operating income.
     The decrease in nonoperating income for both periods reflects a decline in interest income earned on temporary cash investments as the amounts available for investment declined in 1996.
     Interest charges declined in both periods primarily due to refinancing of $90 million of long-term debt at lower variable rates and the retirement of $20 million of long-term debt in the third quarter of 1995.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1996         1995        1996         1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $379,887     $339,957    $820,859     $747,473

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   91,907       72,082     181,503      171,975
  Purchased Power. . . . . . . . . . . .   76,510       72,894     167,637      136,852
  Other Operation. . . . . . . . . . . .   61,066       55,942     123,809      105,915
  Maintenance. . . . . . . . . . . . . .   36,225       32,962      59,376       69,426
  Depreciation and Amortization. . . . .   33,168       33,338      66,041       66,428
  Taxes Other Than Federal Income Taxes.   29,014       27,613      60,316       59,342
  Federal Income Taxes . . . . . . . . .    8,778        6,287      35,321       29,552
          TOTAL OPERATING EXPENSES . . .  336,668      301,118     694,003      639,490
OPERATING INCOME . . . . . . . . . . . .   43,219       38,839     126,856      107,983
NONOPERATING INCOME (LOSS) . . . . . . .      (21)      (3,804)        576       (4,639)
INCOME BEFORE INTEREST CHARGES . . . . .   43,198       35,035     127,432      103,344
INTEREST CHARGES . . . . . . . . . . . .   27,092       26,549      55,702       52,921
NET INCOME . . . . . . . . . . . . . . .   16,106        8,486      71,730       50,423
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    4,100        4,097       8,201        8,201
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 12,006     $  4,389    $ 63,529     $ 42,222


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1996         1995        1996         1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $223,469     $217,485    $199,021     $206,361
NET INCOME . . . . . . . . . . . . . . .   16,106        8,486      71,730       50,423
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   27,075       26,709      54,150       53,418
    Cumulative Preferred Stock . . . . .    3,917        3,919       7,834        7,838
  Capital Stock Expense. . . . . . . . .      184          178         368          363

BALANCE AT END OF PERIOD . . . . . . . . $208,399     $195,165    $208,399     $195,165

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1996            1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,863,422      $1,857,621
  Transmission . . . . . . . . . . . . . . . . . . . .      1,045,165       1,041,415
  Distribution . . . . . . . . . . . . . . . . . . . .      1,448,028       1,409,407
  General. . . . . . . . . . . . . . . . . . . . . . .        182,296         169,602
  Construction Work in Progress. . . . . . . . . . . .         74,856          80,391
          Total Electric Utility Plant . . . . . . . .      4,613,767       4,558,436
  Accumulated Depreciation and Amortization. . . . . .      1,741,060       1,694,746

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,872,707       2,863,690




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         30,111          31,523




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         15,310           8,664
  Accounts Receivable (net). . . . . . . . . . . . . .        177,436         140,158
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         53,534          69,037
  Materials and Supplies . . . . . . . . . . . . . . .         54,947          55,756
  Accrued Utility Revenues . . . . . . . . . . . . . .         50,983          65,078
  Prepayments. . . . . . . . . . . . . . . . . . . . .         19,371           8,579

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        371,581         347,272



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        430,754         435,352


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         55,159          57,541

            TOTAL. . . . . . . . . . . . . . . . . . .     $3,760,312      $3,735,378

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          June 30,      December 31,
                                                            1996            1995
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      550,419         525,051
  Retained Earnings. . . . . . . . . . . . . . . . . .      208,399         199,021
          Total Common Shareholder's Equity. . . . . .    1,019,276         984,530
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       55,000          55,000
    Subject to Mandatory Redemption. . . . . . . . . .      190,082         190,085
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,299,447       1,278,433

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,563,805       2,508,048

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .       94,768         102,178

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         -              7,251
  Short-term Debt. . . . . . . . . . . . . . . . . . .       93,750         125,525
  Accounts Payable . . . . . . . . . . . . . . . . . .       83,043          82,224
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       47,892          48,666
  Customer Deposits. . . . . . . . . . . . . . . . . .       14,178          14,411
  Interest Accrued . . . . . . . . . . . . . . . . . .       21,460          19,057
  Revenue Refunds Accrued. . . . . . . . . . . . . . .       26,812            -
  Other. . . . . . . . . . . . . . . . . . . . . . . .       59,575          75,303

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      346,710         372,437

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      656,494         656,006

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       86,892          89,682

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       11,643           7,027

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,760,312      $3,735,378

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                   Six Months Ended
                                                                        June 30,
                                                                   1996          1995
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $  71,730     $  50,423
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . .     66,694        67,262
    Deferred Federal Income Taxes. . . . . . . . . . . . . . .      2,030        (3,365)
    Deferred Investment Tax Credits. . . . . . . . . . . . . .     (2,409)       (2,430)
    Storm Damage Expense Amortization (Deferrals). . . . . . .     (2,003)       11,548
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . .    (37,278)       (2,793)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . .     16,312       (16,826)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . .     14,095         9,383
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . .    (10,792)      (11,076)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .        819       (16,172)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . .     26,812          -
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . .     (9,135)       11,214
        Net Cash Flows From Operating Activities . . . . . . .    136,875        97,168

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . .    (74,210)     (101,704)
  Proceeds from Sale of Property . . . . . . . . . . . . . . .      1,079         7,050
        Net Cash Flows Used For Investing Activities . . . . .    (73,131)      (94,654)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . . .     25,000        15,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . .    200,825       128,785
  Change in Short-term Debt (net). . . . . . . . . . . . . . .    (31,775)      (10,350)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . .   (189,164)      (74,950)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . .    (54,150)      (53,418)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . .     (7,834)       (7,837)
        Net Cash Flows Used For Financing Activities . . . . .    (57,098)       (2,770)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . .      6,646          (256)
Cash and Cash Equivalents at Beginning of Period . . . . . . .      8,664         5,297
Cash and Cash Equivalents at End of Period . . . . . . . . . .  $  15,310     $   5,041

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $51,719,000 and $51,472,000 and for  income  taxes  was  $29,226,000 and $32,665,000 in  1996 and 1995, respectively.
  Noncash  acquisitions  under  capital  leases were  $5,584,000 and $8,827,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996
                           (UNAUDITED)

1.   GENERAL

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2.   RATE MATTERS

     Virginia
         On May 24, 1996 the Virginia State Corporation Commission (Virginia SCC) issued a final order and concluded that the Company was not entitled to a rate increase. The Company had requested a base rate increase of $15.7 million annually in September 1994 which included, among other things, recovery over three years of $23.9 million of incremental storm damages expenses deferred in 1994. The Virginia SCC had authorized the Company to collect the rate increase subject to refund beginning in November 1994. The Order also concluded that the Company had recovered $11.9 million of the 1994 deferred incremental storm damage expenses through existing rates. In accordance with the Order, the net deferred storm damage expenses will be amortized commensurate with recovery over a five-year period effective July 1, 1996. Therefore, the Company wrote off $11.9 million of deferred storm damages which were not recoverable and reversed $6.9 million of previously amortized storm damage. As of June 30, 1996 the revenue refund liability of $26.8 million, including interest of $1.7 million, had been provided for and the refund is to be completed by September 3, 1996.

3.   FINANCING ACTIVITIES

         In February 1996 the Company redeemed $16 million of first mortgage bonds with interest rates ranging from 8.75% to 9-7/8%
     due 2020 through 2022. In March 1996 the Company issued $100 million of 6-3/8% Series First Mortgage Bonds due in 2001 and
     $100 million of 6.80% Series First Mortgage Bonds due in 2006.
     The proceeds were used to reduce outstanding short-term debt and in April and May 1996 to redeem $165 million of first mortgage bonds with interest rates ranging from 7-1/2% to 9-7/8% due 1998 through 2022. The April redemption of these first mortgage bonds removed the restriction on the use of retained earnings for common stock dividends.

         In June 1996, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in capital.

4.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

RESULTS OF OPERATIONS
     Net income increased $7.6 million or 90% in the comparative second quarter and $21.3 million or 42% in the comparative year-to-date period as a result of increased demand for energy by residential and wholesale customers and an increase in nonoperating income due to the effect of a loss in 1995 resulting from the sale of coal-mining assets owned by the Company.
     Income statement lines which changed significantly were:
                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . . .    $39.9     12       $73.4      10
Fuel Expense . . . . . . . .     19.8     28         9.5       6
Purchased Power Expense. . .      3.6      5        30.8      22
Other Operation Expense. . .      5.1      9        17.9      17
Maintenance Expense. . . . .      3.3     10       (10.1)    (14)
Taxes Other Than Federal
  Income Taxes . . . . . . .      1.4      5         1.0       2
Federal Income Taxes . . . .      2.5     40         5.8      20
Nonoperating Income (Loss) .      3.8    N.M.        5.2     N.M.

N.M. = Not Meaningful

     Substantial increases in wholesale and retail energy sales resulted in the increases in revenues for the quarter and year-to-date period. Wholesale energy sales increased 98% in the quarter and 84% in the year-to-date period primarily due to increased energy sales to unaffiliated utilities by the AEP System Power Pool
(Power Pool) resulting from unseasonable weather in 1996 and increased amounts of energy supplied to the Power Pool to meet the weather related load requirements of other Power Pool members.
Residential and commercial sales increased 9% and 5%, respectively, in the second quarter and 12% and 6%, respectively, in the year-to-date period. The sales increases were due to growth in the number of customers and customer usage due mainly to unseasonable weather in 1996.
     The increase in fuel and purchased power expenses reflected the rise in energy demand which resulted in increased generation and additional energy purchases from the Power Pool to meet the increase in demand.
     Other operation expense increased in the comparative quarter and year-to-date periods primarily due to the expensing of $3.9 million of previously deferred research costs, an increase in employee benefit costs and the expensing of $2.8 million of previously capitalized software costs as a result of a final rate order from the Virginia State Corporation Commission (Virginia
SCC).
     Maintenance expense increased for the quarter largely due to an increase in engineering and other professional services billed by the AEP Service Corporation. In the year-to-date period, the reversal in March 1996 of a $7.9 million loss provision for deferred Virginia retail incremental storm damage expenses recorded in March 1995 accounted for the decrease in maintenance expense.
The provision was reversed as a result of a Virginia SCC Hearing
Examiner's Report which was not the same as the final order.
     Taxes other than federal income taxes increased primarily due to the West Virginia business and occupation (B&O) tax. Prior to June 1995 the B&O tax was computed on the basis of generation;
subsequently the tax was based on generating capacity. In 1995 the Company's generation was at a reduced level.
     The increase in federal income tax expense was primarily due to an increase in pre-tax operating income.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months of 1996 were $80 million.
     In March 1996, the Company issued $100 million of 6-3/8% Series
First Mortgage Bonds due in 2001 and $100 million of 6.80% Series
First Mortgage Bonds due in 2006. The proceeds were used to reduce outstanding short-term debt and in April and May 1996 to redeem
$165 million of first mortgage bonds with interest rates ranging from 7-1/2% to 9-7/8% due 1998 through 2022. The redemption of these first mortgage bonds eliminated the restriction on the use of retained earnings for common stock dividends.

     In June 1996, the Company received a $25 million cash capital contribution from its parent which was credited to paid-in-capital.
NEW FERC RULES
     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered.
Management does not expect these final rules to adversely impact financial condition.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1996         1995        1996         1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $269,023     $246,165    $540,063     $503,170
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   45,169       36,748      92,675       88,054
  Purchased Power. . . . . . . . . . . .   39,971       41,180      83,440       73,099
  Other Operation. . . . . . . . . . . .   46,844       44,541      91,008       89,603
  Maintenance. . . . . . . . . . . . . .   17,409       18,586      31,332       33,989
  Depreciation . . . . . . . . . . . . .   21,966       21,307      43,757       42,454
  Amortization of Zimmer
    Plant Phase-in Costs . . . . . . . .    7,965        7,472      16,413       15,523
  Taxes Other Than Federal Income Taxes.   28,088       27,161      56,195       54,192
  Federal Income Taxes . . . . . . . . .   14,438        9,991      29,644       22,640
          TOTAL OPERATING EXPENSES . . .  221,850      206,986     444,464      419,554
OPERATING INCOME . . . . . . . . . . . .   47,173       39,179      95,599       83,616
NONOPERATING INCOME (LOSS) . . . . . . .      385        1,073      (2,520)       2,439
INCOME BEFORE INTEREST CHARGES . . . . .   47,558       40,252      93,079       86,055
INTEREST CHARGES . . . . . . . . . . . .   20,062       19,702      40,457       39,980
NET INCOME . . . . . . . . . . . . . . .   27,496       20,550      52,622       46,075
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,374        3,203       3,044        6,406
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 26,122     $ 17,347    $ 49,578     $ 39,669



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                           1996         1995        1996         1995
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $78,984       $51,288    $74,320       $46,976
NET INCOME . . . . . . . . . . . . . . .  27,496        20,550     52,622        46,075
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .  18,969        17,975     37,938        35,950
    Cumulative Preferred Stock . . . . .   1,422         3,203      2,844         6,406
  Capital Stock Expense. . . . . . . . .      70            35        141            70
BALANCE AT END OF PERIOD . . . . . . . . $86,019       $50,625    $86,019       $50,625
The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1996            1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,489,791      $1,481,309
  Transmission . . . . . . . . . . . . . . . . . . . .        320,010         314,413
  Distribution . . . . . . . . . . . . . . . . . . . .        864,380         843,228
  General. . . . . . . . . . . . . . . . . . . . . . .        124,518         117,185
  Construction Work in Progress. . . . . . . . . . . .         56,825          64,073
          Total Electric Utility Plant . . . . . . . .      2,855,524       2,820,208

  Accumulated Depreciation . . . . . . . . . . . . . .        987,842         953,170

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,867,682       1,867,038


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         25,133          25,950


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          9,371          10,577
  Accounts Receivable (net). . . . . . . . . . . . . .         64,667          65,853
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         21,387          24,316
  Materials and Supplies . . . . . . . . . . . . . . .         23,973          23,519
  Accrued Utility Revenues . . . . . . . . . . . . . .         41,088          40,389
  Prepayments and Other. . . . . . . . . . . . . . . .         42,956          32,116

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        203,442         196,770


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        418,834         438,005


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         34,368          66,363



            TOTAL. . . . . . . . . . . . . . . . . . .     $2,549,459      $2,594,126

See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,      December 31,
                                                             1996            1995
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       574,568          574,427
  Retained Earnings. . . . . . . . . . . . . . . . . .        86,019           74,320
          Total Common Shareholder's Equity. . . . . .       701,613          689,773
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .        75,000           75,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       896,953          990,796

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,673,566        1,755,569

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        34,342           34,571

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .          -               7,500
  Long-term Debt Due Within One Year . . . . . . . . .        30,000             -
  Short-term Debt. . . . . . . . . . . . . . . . . . .        98,550           34,325
  Accounts Payable . . . . . . . . . . . . . . . . . .        43,220           52,029
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        90,900          120,093
  Interest Accrued . . . . . . . . . . . . . . . . . .        16,339           17,016
  Other. . . . . . . . . . . . . . . . . . . . . . . .        24,542           30,955

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       303,551          261,918

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       457,038          464,413

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        59,186           61,010

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        21,776           16,645

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $2,549,459       $2,594,126

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                               1996            1995
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  52,622      $  46,075
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    43,571         42,264
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (3,789)        (2,804)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,824)        (1,834)
    Amortization of Deferred Property Taxes. . . . . . . . .    30,446         28,872
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    15,211         13,180
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     1,186          4,541
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     2,475          2,383
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      (699)        (3,665)
    Prepayments and Other Current Assets . . . . . . . . . .   (10,840)       (11,443)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (8,809)        (6,366)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (29,193)       (47,403)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (2,732)        (2,235)
        Net Cash Flows From Operating Activities . . . . . .    87,625         61,565

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (38,642)       (47,067)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,301          2,262
        Net Cash Flows Used For Investing Activities . . . .   (36,341)       (44,805)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .    64,225         72,175
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (7,500)          -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (68,255)       (50,000)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (37,938)       (35,950)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (3,022)        (6,406)
        Net Cash Flows Used For Financing Activities . . . .   (52,490)       (20,181)

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .    (1,206)        (3,421)
Cash and Cash Equivalents at Beginning of Period . . . . . .    10,577         14,065
Cash and Cash Equivalents at End of Period . . . . . . . . . $   9,371      $  10,644

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized  amounts was $39,244,000 and $38,666,000 and for income taxes was $18,674,000 and $32,312,000 in 1996 and 1995, respectively.
  Noncash  acquisitions  under  capital  leases were $6,941,000 and $5,416,000 in 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (UNAUDITED)

1.   GENERAL

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2.   FINANCING ACTIVITIES

         On June 12, 1996, the Company redeemed the entire $50 million outstanding principal amount of its 9.625% Series First Mortgage Bonds Due 2021 at the regular redemption price of 107.22%.

         The Company redeemed on August 1, 1996 the entire $30 million outstanding principal amount of the 9.31% Series First Mortgage Bonds Due 2001 at the regular redemption price of 102.66%. Therefore at June 30, 1996 this debt is classified as a current liability.

3.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

     Net income increased 34% in the second quarter and 14% on a year-to-date basis mainly due to increased energy sales. In the year-to-date period, the effect of the sales increase was partly offset by decreased nonoperating income due to provisions recorded in the first quarter for certain demand side management programs and for environmental remediation costs.
     Income statement lines which changed significantly were as follows:
                                    Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Operating Revenues. . . . .   $22.9       9        $36.9       7
Fuel Expense. . . . . . . .     8.4      23          4.6       5
Purchased Power Expense . .    (1.2)     (3)        10.3      14
Other Operation Expense . .     2.3       5          1.4       2
Maintenance Expense . . . .    (1.2)     (6)        (2.7)     (8)
Amortization of Zimmer
 Plant Phase-in Costs . . .     0.5       7          0.9       6
Federal Income Taxes. . . .     4.4      45          7.0      31
Nonoperating Income (Loss).    (0.7)    (64)        (5.0)    N.M.

N.M. = Not Meaningful
     The operating revenues increased in both comparative periods due to increased energy sales to both retail and wholesale customers. Energy sales to retail customers increased due mainly to unseasonable weather in 1996 and growth in the number of residential and commercial customers. Energy sales to wholesale customers doubled in both periods primarily due to an increase in sales made by the AEP System Power Pool (Power Pool) to unaffiliated utilities largely as a result of the unseasonable weather.
     The increase in fuel expense was due to increased generation resulting from the additional sales and an increased availability of generating capacity. In 1996 all generating units were in-service while in the second quarter of 1995 several Conesville
Plant units and the Picway Plant were out of service for scheduled repairs to the boiler facilities. Purchased power expense increased significantly in the year-to-date period due to increased energy purchases from the Power Pool to supply the increased energy demands of retail and wholesale customers.
     The increase in other operation expense was mostly due to certain demand side management program expenses and rents for new customer service center equipment.
     Maintenance expense decreased due to a staffing reduction at the Company's power plants in the fourth quarter of 1995 as part of an AEP restructuring program to functionally realign operations and a reduction in plant maintenance work. Last year's maintenance expense included expenditures associated with the outages at the Conesville and Picway plants.
     The amortization of Zimmer Plant phase-in costs increased due to the increase in sales. In accordance with a 1994 rate order the Company is collecting deferred Zimmer Plant costs under a phase-in plan through a temporary rate surcharge. The amount of recovery and related amortization is a function of retail sales volume.
     The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.
     Nonoperating income declined in the year-to-date period due to after tax provisions of $2.2 million for certain demand side management program costs and $0.9 million for the clean-up of underground fuel storage tanks at one of the Company's facilities.
Also contributing to the year-to-date decline in nonoperating income and the primary cause of the decline in the comparative quarter was a decrease in the return on unrecovered Zimmer Plant deferrals due to the declining balance of unamortized phase-in plan deferrals.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1996        1995           1996        1995
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $323,494    $307,820       $653,377    $634,997

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   56,532      56,863        116,555     119,617
  Purchased Power. . . . . . . . . . . .   34,653      25,782         69,316      53,411
  Other Operation. . . . . . . . . . . .   78,686      74,003        157,496     147,636
  Maintenance. . . . . . . . . . . . . .   30,107      32,102         56,549      64,574
  Depreciation and Amortization. . . . .   35,086      34,652         69,978      69,083
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    3,911       3,911          7,822       7,822
  Taxes Other Than Federal Income Taxes.   18,440      16,233         38,361      35,833
  Federal Income Taxes . . . . . . . . .   15,649      12,888         33,852      29,324

          TOTAL OPERATING EXPENSES . . .  273,064     256,434        549,929     527,300

OPERATING INCOME . . . . . . . . . . . .   50,430      51,386        103,448     107,697
NONOPERATING INCOME (LOSS) . . . . . . .      272         550           (365)        651
INCOME BEFORE INTEREST CHARGES . . . . .   50,702      51,936        103,083     108,348
INTEREST CHARGES . . . . . . . . . . . .   17,195      18,156         33,809      36,180
NET INCOME . . . . . . . . . . . . . . .   33,507      33,780         69,274      72,168
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    2,910       2,914          5,858       5,812
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 30,597    $ 30,866       $ 63,416    $ 66,356


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1996        1995           1996        1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $239,799    $224,385       $235,107    $216,658
NET INCOME . . . . . . . . . . . . . . .   33,507      33,780         69,274      72,168
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   28,127      27,713         56,254      55,426
    Cumulative Preferred Stock . . . . .    2,359       2,890          5,249       5,780
  Capital Stock Expense. . . . . . . . .      551          57            609         115

BALANCE AT END OF PERIOD . . . . . . . . $242,269    $227,505       $242,269    $227,505

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1996            1995
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,516,995      $2,507,667
  Transmission . . . . . . . . . . . . . . . . . . . .        873,515         867,541
  Distribution . . . . . . . . . . . . . . . . . . . .        683,154         666,810
  General (including nuclear fuel) . . . . . . . . . .        210,781         186,959
  Construction Work in Progress. . . . . . . . . . . .         71,630          90,587
          Total Electric Utility Plant . . . . . . . .      4,356,075       4,319,564
  Accumulated Depreciation and Amortization. . . . . .      1,802,986       1,751,965

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,553,089       2,567,599



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        453,260         433,619


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        164,683         150,994



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          6,236          13,723
  Accounts Receivable. . . . . . . . . . . . . . . . .        125,051         115,765
  Allowance for Uncollectible Accounts . . . . . . . .           (448)           (334)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         30,316          29,093
  Materials and Supplies . . . . . . . . . . . . . . .         74,234          72,861
  Accrued Utility Revenues . . . . . . . . . . . . . .         32,534          43,937
  Prepayments. . . . . . . . . . . . . . . . . . . . .         13,404          10,191

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        281,327         285,236



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        436,689         458,525



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         35,798          32,364



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,924,846      $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,       December 31,
                                                             1996             1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       731,157          731,102
  Retained Earnings. . . . . . . . . . . . . . . . . .       242,269          235,107
          Total Common Shareholder's Equity. . . . . .     1,030,010        1,022,793
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .        22,000           52,000
    Subject to Mandatory Redemption. . . . . . . . . .       135,000          135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,037,512        1,034,048

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,224,522        2,243,841

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       285,797          269,392
  Other. . . . . . . . . . . . . . . . . . . . . . . .       195,142          184,103

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       480,939          453,495

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .          -               6,053
  Short-term Debt. . . . . . . . . . . . . . . . . . .        86,725           89,975
  Accounts Payable . . . . . . . . . . . . . . . . . .        51,027           60,706
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        74,182           71,696
  Interest Accrued . . . . . . . . . . . . . . . . . .        16,090           16,158
  Obligations Under Capital Leases . . . . . . . . . .        37,197           31,776
  Other. . . . . . . . . . . . . . . . . . . . . . . .        66,430           74,463

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       331,651          350,827

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       599,210          612,147

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       151,239          155,202

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        97,979           99,832

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        39,306           12,993

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,924,846       $3,928,337

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Six Months Ended
                                                                      June 30,
                                                                1996            1995
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  69,274        $ 72,168
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    73,820          73,979
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     7,822           7,822
    Amortization (Deferral) of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . . . . . .    (4,850)         14,446
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (7,712)        (12,973)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (3,963)         (3,993)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (9,172)          6,082
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (2,596)             44
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    11,403          (2,620)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (9,679)        (28,072)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     2,486          (7,933)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     5,306         (26,222)
        Net Cash Flows From Operating Activities . . . . . .   132,139          92,728

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (37,128)        (51,710)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       853             964
        Net Cash Flows Used For Investing Activities . . . .   (36,275)        (50,746)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    38,579          96,819
  Change in Short-term Debt (net). . . . . . . . . . . . . .    (3,250)         18,650
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (30,555)           -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (46,091)        (50,736)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (56,254)        (55,426)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (5,780)         (5,780)
        Net Cash Flows From (Used For) Financing Activities.  (103,351)          3,527

Net Increase (Decrease) in Cash and Cash Equivalents.  . . .    (7,487)         45,509
Cash and Cash Equivalents at Beginning of Period . . . . . .    13,723           9,907
Cash and Cash Equivalents at End of Period . . . . . . . . . $   6,236       $  55,416

Supplemental Disclosure:
  Cash paid for interest  net of capitalized  amounts was  $32,516,000 and $36,542,000 and for income taxes was $44,183,000 and $50,575,000 in 1996 and 1995, respectively.
  Noncash acquisitions  under capital  leases were  $42,290,000 and $9,254,000 in 1996 and 1995, respectively.  In connection with the early  termination of a western coal land  sublease  the Company  will receive  cash payments  from the  lessee of  $30.8 million over  a ten year period which  has been  recorded at a net present  value of
  $22.8 million.
See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (UNAUDITED)

1.   GENERAL

         The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

2.   FINANCING ACTIVITIES

         In the first six months of 1996, the Company issued $40 million of 8% Junior Subordinated Deferrable Interest
     Debentures and retired $6 million of Sinking Fund Debentures, $40 million of 9.50% First Mortgage Bonds and 300,000 shares of 7.08% Cumulative Preferred Stock, par value $100.

3.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides for the recovery of stranded costs under certain conditions from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain matters discussed in its 1995 Annual Report.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

RESULTS OF OPERATIONS
     Net income decreased 1% or $0.3 million for the quarter and 4% or $2.9 million for the year-to-date comparative period, as increased revenues were more than offset by increased operating expenses.
     Income statement line items which changed significantly were:
                                    Increase (Decrease)
                            Second Quarter        Year-to-Date
                          (in millions)   %    (in millions)   %

Operating Revenues. . . .     $15.7       5        $18.4       3
Purchased Power Expense .       8.9      34         15.9      30
Other Operation Expense .       4.7       6          9.9       7
Maintenance Expense . . .      (2.0)     (6)        (8.0)    (12)
Taxes Other Than
 Federal Income Taxes . .       2.2      14          2.5       7
Federal Income Taxes. . .       2.8      21          4.5      15
Interest Charges. . . . .      (1.0)     (5)        (2.4)     (7)

     Operating revenues increased primarily due to increased retail sales in both periods. Weather-sensitive residential customers' demand for electricity rose by 6% in the quarter and 4% in the year-to-date period reflecting unseasonable spring weather and colder winter weather. Also, contributing to the increase in retail sales was a 12% quarterly and 10% year-to-date increase in industrial sales primarily resulting from the addition of a major new customer.
     Although wholesale revenue changes had little effect on operating revenues, there were large fluctuations within the two major components of wholesale revenues. Wholesale sales to affiliates declined reflecting lower deliveries to the AEP System
Power Pool (Power Pool) primarily due to a reduction in the availability of nuclear generation as a result of a refueling outage in the second quarter at one unit of the Company's two unit
Cook Nuclear Plant. Sales to the Company's non-affiliated municipal and cooperative wholesale customers and sales by the Power Pool to unaffiliated utilities allocated to the Company increased mainly due to the unseasonable spring and colder winter weather largely offsetting the decline in sales to the Power Pool.
     Purchased power expense increased significantly primarily due to increased purchases from the Power Pool, to replace the unavailable nuclear generating capacity and to support the Company's allocated share of Power Pool wholesale transactions with unaffiliated utilities; increased purchases from unaffiliated utilities for pass-through sales to other unaffiliated companies;
and increased purchases under an agreement with the Ohio Valley
Electric Corporation, an affiliated company which is not a member of the Power Pool.
     The increase in other operation expense reflects an increased cost of pollution control emission allowances, increased rent expense, reduced transmission investment equalization credits from affiliates and increased engineering and other professional services billed from AEP Service Corporation. The increase in rent expense resulted from a favorable determination by the Indiana state tax department that resulted in the reversal in the second quarter of 1995 of a provision for state taxes applicable to the Rockport Plant Unit 2 operating lease. Transmission equalization credits decreased due to an increase in the Company's peak demand relative to the peak demands of the other Power Pool members.
Under the AEP transmission equalization agreement the costs of ownership of certain transmission facilities are shared by the Power Pool members based on their relative peak demands.
     Maintenance expense decreased in both periods as a result of reductions in the number of employees performing maintenance on the Company's nuclear plant and lower payments for contract labor.
     The increase in taxes other than federal income taxes in both periods was the result of a favorable accrual adjustment for Indiana real and personal property taxes recorded in 1995.
     Federal income taxes attributable to operations increased in both periods due to changes in certain book/tax timing differences accounted for on a flow-through basis for ratemaking and financial reporting purposes and an increase in pre-tax operating income.
     In both periods interest charges decreased primarily due to the refinancing of certain fixed rate long-term debt at lower variable and fixed rates during the third quarter of 1995.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the year-to-date period were $80 million. During the first six months of 1996 short-term debt outstanding declined by $3.3 million.
     During the first half of 1996 the Company redeemed 300,000 shares of 7.08% Cumulative Preferred Stock, par value $100, at $101.85, $40 million of 9.50% First Mortgage Bonds due 2021 and
$6,053,000 of Sinking Fund Debentures. The Company also issued $40 million of 8% Junior Subordinated Debentures due 2026.
     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides for the recovery under certain conditions of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered.
Management does not expect these final rules to adversely impact financial condition.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1996        1995        1996         1995
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $78,730     $72,699     $167,319     $158,001

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  20,110      18,375       41,790       39,736
  Purchased Power. . . . . . . . . . . . .  22,102      20,337       44,621       42,627
  Other Operation. . . . . . . . . . . . .  11,974      11,988       24,330       22,281
  Maintenance. . . . . . . . . . . . . . .   7,634       6,508       15,354       13,659
  Depreciation and Amortization. . . . . .   6,267       6,087       12,521       12,119
  Taxes Other Than Federal Income Taxes. .   1,744       1,526        4,118        4,020
  Federal Income Tax Expense (Credit). . .     598        (684)       3,126        1,354

         TOTAL OPERATING EXPENSES. . . . .  70,429      64,137      145,860      135,796

OPERATING INCOME . . . . . . . . . . . . .   8,301       8,562       21,459       22,205

NONOPERATING LOSS. . . . . . . . . . . . .     (95)        (32)        (429)        (100)

INCOME BEFORE INTEREST CHARGES . . . . . .   8,206       8,530       21,030       22,105

INTEREST CHARGES . . . . . . . . . . . . .   5,837       5,983       11,905       11,743

NET INCOME . . . . . . . . . . . . . . . . $ 2,369     $ 2,547     $  9,125     $ 10,362




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                             1996       1995         1996          1995
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $92,071    $91,258      $91,381       $89,173

NET INCOME . . . . . . . . . . . . . . . .   2,369      2,547        9,125        10,362

CASH DIVIDENDS DECLARED. . . . . . . . . .   6,066      5,730       12,132        11,460

BALANCE AT END OF PERIOD . . . . . . . . . $88,374    $88,075      $88,374       $88,075


The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Financial Statements.
/TABLE

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           June 30,       December 31,
                                                             1996             1995
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $230,829         $230,054
  Transmission . . . . . . . . . . . . . . . . . . . .      263,172          261,619
  Distribution . . . . . . . . . . . . . . . . . . . .      316,060          313,783
  General. . . . . . . . . . . . . . . . . . . . . . .       60,973           59,611
  Construction Work in Progress. . . . . . . . . . . .       24,667           14,590
          Total Electric Utility Plant . . . . . . . .      895,701          879,657

  Accumulated Depreciation and Amortization. . . . . .      279,631          270,590

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      616,070          609,067


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,411            6,438


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        2,847            1,031
  Accounts Receivable. . . . . . . . . . . . . . . . .       30,002           30,172
  Allowance for Uncollectible Accounts . . . . . . . .         (149)            (259)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        8,747            3,526
  Materials and Supplies . . . . . . . . . . . . . . .       12,389           12,481
  Accrued Utility Revenues . . . . . . . . . . . . . .        6,253           13,500
  Prepayments. . . . . . . . . . . . . . . . . . . . .        2,263            1,701

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       62,352           62,152


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       82,946           82,388


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        9,395           12,153


            TOTAL. . . . . . . . . . . . . . . . . . .     $777,174         $772,198

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                            June 30,      December 31,
                                                              1996            1995
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        88,750          78,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        88,374          91,381
          Total Common Shareholder's Equity. . . . . .       227,574         220,581
  First Mortgage Bonds . . . . . . . . . . . . . . . .       179,252         224,235
  Notes Payable. . . . . . . . . . . . . . . . . . . .        50,000            -
  Subordinated Debentures. . . . . . . . . . . . . . .        38,874          38,854

          TOTAL CAPITALIZATION . . . . . . . . . . . .       495,700         483,670

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        16,640          15,031

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .          -             29,436
  Short-term Debt. . . . . . . . . . . . . . . . . . .        57,025          27,050
  Accounts Payable . . . . . . . . . . . . . . . . . .        16,675          21,766
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,520           3,704
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         6,175           7,972
  Interest Accrued . . . . . . . . . . . . . . . . . .         5,483           5,853
  Other. . . . . . . . . . . . . . . . . . . . . . . .         7,706          13,283

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        96,584         109,064

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       146,363         145,005

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        17,775          18,397

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         4,112           1,031

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .      $777,174        $772,198

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Six Months Ended
                                                                     June 30,
                                                                1996          1995
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  9,125      $ 10,362
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    12,557        12,155
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       415        (1,041)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (622)         (629)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .        60          (835)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (5,129)          501
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     7,247         4,218
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (5,091)       (3,726)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (1,797)         (519)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .      (123)       (2,624)
        Net Cash Flows From Operating Activities . . . . . .    16,642        17,862

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (18,181)      (16,827)
  Proceeds from Sales of Property. . . . . . . . . . . . . .       250          -
        Net Cash Flows Used For Investing Activities . . . .   (17,931)      (16,827)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000          -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    50,000        38,647
  Change in Short-term Debt (net). . . . . . . . . . . . . .    29,975       (28,250)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (74,738)         -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (12,132)      (11,460)
        Net Cash Flows From (Used For) Financing Activities.     3,105        (1,063)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .     1,816           (28)
Cash and Cash Equivalents at Beginning of Period . . . . . .     1,031           879
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  2,847      $    851

Supplemental Disclosure:
  Cash paid for interest  net of capitalized amounts was $12,114,000 and $11,646,000 and for income taxes was $4,505,000 and $2,027,000 in 1996 and 1995, respectively.
  Noncash acquisitions  under capital leases were $2,831,000 and  $1,857,000 in 1996 and 1995, respectively.

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (UNAUDITED)

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

3.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain other matters discussed in its 1995 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


     Although revenues increased $6 million or 8% in the comparative second quarter period and $9.3 million or 6% in the comparative year-to-date period, net income decreased 7% or $0.2 million for the quarter and 12% or $1.2 million for the year-to-date period.
The net income decrease for the quarter was attributable to increased maintenance and federal income taxes. The net income decrease for the year-to-date period was caused by increased operation expenses, maintenance and federal income taxes and a write-down of certain demand side management program equipment to estimated market value recorded in nonoperating income.
     Income statement items which changed significantly were:
                                           Increase
                               Second Quarter     Year-to-Date
                             (in millions)   %  (in millions)  %

Operating Revenues . . . . .     $ 6.0       8     $ 9.3       6
Fuel Expense . . . . . . . .       1.7       9       2.1       5
Purchased Power Expense. . .       1.8       9       2.0       5
Other Operation Expense. . .        -        -       2.0       9
Maintenance Expense. . . . .       1.1      17       1.7      12
Federal Income Taxes . . . .       1.3     N.M.      1.8     131

N.M. - Not Meaningful

     The increase in operating revenues was due to increased energy sales, increased transmission services and the recovery of demand side management costs from retail customers. Energy sales to retail customers rose as customer usage increased in response to colder winter weather and cooler April and warmer May weather.
Wholesale energy sales rose mainly due to an increase in energy sales by the AEP System Power Pool (Power Pool) to unaffiliated utilities reflecting the increased weather-related demand for energy. Transmission services provided to an unaffiliated utility under a one year contract that began in January 1996 accounted for the increase in transmission service revenues.
     Fuel expense rose as a result of increased generation reflecting additional availability in 1996 of the Company's Big
Sandy Plant and the increased demand.
     The increase in purchased power expense in the second quarter and year-to-date periods resulted from increased purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities, reflecting the unseasonable weather; additional purchases to meet the increased demand from an affiliated company which is not a member of the AEP Power Pool; and increased purchases from the AEP Power Pool to meet increased wholesale energy sales demand.
     In the year-to-date period other operation expense increased mainly due to increased accruals for incentive pay, demand side program expenses and increased AEP Service Corporation billings for engineering and other professional services. Maintenance expense rose in both comparative periods as a result of an increased level of scheduled steam plant maintenance work at the Big Sandy Plant.
     The increase in federal income tax expense attributable to operations in both periods was primarily due to increases in pre-tax operating income, changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes and the completion of the amortization of deferred federal income taxes in excess of the statutory tax rate as ordered by the Kentucky Public Service Commission.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1996        1995         1996        1995
                                                             (in thousands)
OPERATING REVENUES . . . . . . . . . . . . . $449,383    $435,976     $954,124    $852,803
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . . .  144,426     141,301      322,752     272,979
  Purchased Power. . . . . . . . . . . . . .   16,175       9,561       31,240      29,803
  Other Operation. . . . . . . . . . . . . .   78,985      82,106      161,876     141,806
  Maintenance. . . . . . . . . . . . . . . .   42,083      36,302       71,150      71,200
  Depreciation and Amortization. . . . . . .   34,369      33,839       68,643      67,729
  Taxes Other Than Federal Income Taxes. . .   40,532      41,817       82,735      87,154
  Federal Income Taxes . . . . . . . . . . .   25,530      23,180       60,601      46,933
          TOTAL OPERATING EXPENSES . . . . .  382,100     368,106      798,997     717,604
OPERATING INCOME . . . . . . . . . . . . . .   67,283      67,870      155,127     135,199
NONOPERATING INCOME. . . . . . . . . . . . .      128       1,702        2,262       5,409
INCOME BEFORE INTEREST CHARGES . . . . . . .   67,411      69,572      157,389     140,608
INTEREST CHARGES . . . . . . . . . . . . . .   23,462      23,774       46,904      47,068
NET INCOME . . . . . . . . . . . . . . . . .   43,949      45,798      110,485      93,540
PREFERRED STOCK DIVIDEND REQUIREMENTS. . . .    2,240       3,893        4,480       7,718
EARNINGS APPLICABLE TO COMMON STOCK. . . . . $ 41,709    $ 41,905     $106,005    $ 85,822



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1996        1995         1996        1995
                                                             (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . . $546,611    $492,248     $518,029    $483,222
NET INCOME . . . . . . . . . . . . . . . . .   43,949      45,798      110,485      93,540
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . . .   35,714      34,857       71,428      69,714
    Cumulative Preferred Stock . . . . . . .    2,194       3,825        4,388       7,650
  Capital Stock Expense. . . . . . . . . . .       47          34           93          68

BALANCE AT END OF PERIOD . . . . . . . . . . $552,605    $499,330     $552,605    $499,330

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                               June 30,      December 31,
                                                                 1996            1995
                                                                    (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . .  $2,537,828      $2,534,893
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     806,518         798,854
  Distribution . . . . . . . . . . . . . . . . . . . . . . .     844,410         833,944
  General (including mining assets). . . . . . . . . . . . .     689,601         688,253
  Construction Work in Progress. . . . . . . . . . . . . . .      69,682          59,278
          Total Electric Utility Plant . . . . . . . . . . .   4,948,039       4,915,222
  Accumulated Depreciation and Amortization. . . . . . . . .   2,160,821       2,091,148

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,787,218       2,824,074



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     107,439         107,510



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .      74,385          44,000
  Accounts Receivable (net). . . . . . . . . . . . . . . . .     198,284         199,293
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .     138,027         126,952
  Materials and Supplies . . . . . . . . . . . . . . . . . .      78,084          80,468
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .      36,948          40,100
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . .      58,755          42,286

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .     584,483         533,099



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     547,796         562,329


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      89,066         129,552


            TOTAL. . . . . . . . . . . . . . . . . . . . . .  $4,116,002      $4,156,564


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                                June 30,      December 31,
                                                                  1996            1995
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . . . . .   $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      459,567         459,474
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .      552,605         518,029
          Total Common Shareholder's Equity. . . . . . . . .    1,333,373       1,298,704
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . . .       41,240          41,240
    Subject to Mandatory Redemption. . . . . . . . . . . . .      115,000         115,000
  Long-term Debt . . . . . . . . . . . . . . . . . . . . . .    1,049,175       1,138,425

          TOTAL CAPITALIZATION . . . . . . . . . . . . . . .    2,538,788       2,593,369

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . .      225,818         214,726

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . . .       20,673          89,207
  Short-term Debt. . . . . . . . . . . . . . . . . . . . . .      117,921           9,400
  Accounts Payable . . . . . . . . . . . . . . . . . . . . .       77,215         102,580
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .      138,227         161,430
  Interest Accrued . . . . . . . . . . . . . . . . . . . . .       19,668          20,807
  Obligations Under Capital Leases . . . . . . . . . . . . .       24,665          25,172
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       72,305          80,507

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .      470,674         489,103

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      726,701         731,959

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . . .       48,166          49,860

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . . .      105,855          77,547

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . . . . .   $4,116,002      $4,156,564

See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                     Six Months Ended
                                                                         June 30,
                                                                    1996          1995
                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . $ 110,485     $  93,540
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . . . .    82,863        75,004
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . .     1,180        19,058
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . . . .    (2,368)      (10,006)
    Amortization of Deferred Property Taxes. . . . . . . . . . .    39,099        38,682
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .     1,009       (18,205)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .    (8,691)      (24,309)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .     3,152         3,547
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . .   (16,469)      (18,371)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .   (25,365)      (41,599)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .   (23,203)      (45,811)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .    33,939        11,763
        Net Cash Flows From Operating Activities . . . . . . . .   195,631        83,293

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .   (44,831)      (56,777)
  Proceeds from Sale of Property and Other . . . . . . . . . . .     5,529         1,601
        Net Cash Flows Used For Investing Activities . . . . . .   (39,302)      (55,176)

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .   108,521        74,115
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .  (158,649)         -
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .   (71,428)      (69,714)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . . .    (4,388)       (7,650)
        Net Cash Flows Used For Financing Activities . . . . . .  (125,944)       (3,249)

Net Increase in Cash and Cash Equivalents. . . . . . . . . . . .    30,385        24,868
Cash and Cash Equivalents at Beginning of Period . . . . . . . .    44,000        30,700
Cash and Cash Equivalents at End of Period . . . . . . . . . . . $  74,385     $  55,568

Supplemental Disclosure:
  Cash paid for interest net  of capitalized amounts  was $46,627,000 and $45,880,000 and for income  taxes  was  $39,244,000  and  $34,447,000 in  1996 and  1995, respectively.
  Noncash acquisitions  under capital leases were $14,108,000 and $17,504,000 in 1996 and
  1995, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996
                           (UNAUDITED)

1.   GENERAL

         The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1995 Annual Report as incorporated in and filed with the Form 10-K.

2.   FINANCING ACTIVITY

         During the first six months of 1996, the Company and a subsidiary retired three series of long-term debt at maturity:
     $8 million of 5-1/8% Series Sinking Fund Debentures, $39 million of 5% Series First Mortgage Bonds and $8 million of 5.79% Notes Payable.

         The Company also retired six series of long-term debt before maturity in 1996: four series of first mortgage bonds totaling $94 million with rates ranging from 7-5/8% to 9-7/8% and two series of sinking fund debentures totaling $9 million with rates of 6-5/8% and 7-7/8%.

         As a result of the early redemption of the 9-7/8% Series
     First Mortgage Bonds due in 2020, the restriction on the use of retained earnings for common stock dividends was reduced from $156.5 million to $23.9 million.

3.   CONTINGENCIES

         On April 24, 1996 the Federal Energy Regulatory Commission
     (FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered. Management does not expect these final rules to adversely impact financial condition.

         The Company continues to be involved in certain other matters discussed in the 1995 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

           SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                               AND
             YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995

RESULTS OF OPERATIONS
     Although energy sales increased 16% in the comparative second quarter, net income decreased 4% or $1.8 million due to the effect on comparable net income of an $8.3 million after tax adjustment to revenues recorded in June 1995 under a major industrial contract.
Net income increased 18% or $16.9 million in the comparative year-to-date period primarily due to a 27% increase in energy sales.
     Income statement items which changed significantly were:

                                     Increase (Decrease)
                             Second Quarter       Year-to-Date
                            (in millions)  %   (in millions)   %

Operating Revenues . . . .     $ 13.4      3      $101.3      12
Fuel Expense . . . . . . .        3.1      2        49.8      18
Purchased Power Expense. .        6.6     69         1.4       5
Other Operation Expense. .       (3.1)    (4)       20.1      14
Maintenance Expense. . . .        5.8     16        (0.1)      -
Federal Income Taxes . . .        2.3     10        13.7      29

     Operating revenues increased in both periods as a result of increased energy sales, which more than offset the effect of the 1995 adjustment to industrial revenues, and a retail rate increase in the year-to-date period. Sales volume to wholesale customers was up 52% in the second quarter of 1996 and 98% in the year-to-date period primarily due to an increase in energy supplied to the AEP System Power Pool (Power Pool) reflecting increased weather-related demand of affiliated members of the Power Pool and, in the year-to-date period, the increased availability of the Company's two Gavin Plant generating units. The Gavin units had been out-of-service for extended periods during the first three months of 1995 for maintenance and the installation of flue gas desulfurization systems (scrubbers). Wholesale energy sales by the Power Pool to unaffiliated utilities also increased in both comparative periods largely as a result of unseasonable weather.
     Retail energy sales increased 2% in the comparative second quarter period and 3% in the comparative year-to-date period reflecting increased energy sales in all major retail customer classes largely as a result of increased usage due to unseasonable weather and growth in the number of customers. A retail base rate increase in March 1995 also contributed to the higher revenues in the comparative year-to-date period.
     The increase in fuel expense in both periods was mainly due to increased generation resulting from the higher demand for energy and, in the year-to-date period, the increased availability of the Gavin Plant units. Increased energy purchases from unaffiliated utilities for pass-through sales to other unaffiliated utilities as a result of the unseasonable weather in 1996 was the major reason for the substantial increase in purchased power expense in the comparative second quarter period.
     Other operation expense declined in the second quarter of 1996 reflecting reduced steam generation expenses as a result of a scheduled outage in 1996 at both of the Gavin units for inspection and repairs. The increase in other operation expense during the first six months of this year was primarily due to rent and other operating costs of the recently installed Gavin Plant scrubbers and the amortization, commensurate with recovery in rates, of previously deferred Gavin scrubber expenses.
     The increase in maintenance expense in the comparative second quarter period was due to the 1996 maintenance outage at both of the Gavin units.
     The increase in both periods in federal income tax expense attributable to operations was due to an increase in pre-tax operating income and in the comparative second quarter period due to changes in certain book/tax differences accounted for on a flow-through basis for ratemaking and financial reporting purposes.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first six months of 1996 were $59 million.
     During the first six months of 1996, the Company and a subsidiary retired $158 million principal amount of long-term debt with interest rates ranging from 5% to 9-7/8% and increased short-term debt by $109 million.
     As a result of the early redemption of the remaining $2.5 million outstanding balance of the 9-7/8% Series First Mortgage
Bonds due in 2020, the restriction on the use of retained earnings for common stock dividends was reduced from $156.5 million to $23.9 million.
NEW FERC RULES
     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued two Final Rules regarding open access transmission and stranded cost recovery in the wholesale market. In the open access final rule, all public utilities with transmission lines are required to file non-discriminatory open access tariffs that offer non-affiliated wholesale customers the same transmission service at the same terms and costs as they provide to themselves and their affiliates. The Company adopted with FERC approval a non-discriminatory open access transmission tariff in 1995 under the provisions of a proposed FERC rule and as required by the new open access rule filed a new non-discriminatory open access transmission tariff that is basically the same as the previously filed open access transmission tariff. The open access final rule also provides under certain conditions for the recovery of stranded costs from a utility's departing wholesale customers -- that is costs that were prudently incurred to serve departing wholesale customers that would go unrecovered if these customers use open access to move to another supplier. The other final rule provides for the manner in which the open access rule will be administered.
Management does not expect these final rules to adversely impact financial condition.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Indiana Michigan Power Company ("I&M")

    Reference is made to page 20 of the Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K") for a discussion of a petition for review filed by I&M and other unaffiliated utilities in the U.S. Court of Appeals for the District of Columbia Circuit regarding nuclear waste disposal. On July 23, 1996, the court ruled that the Nuclear Waste Policy Act of 1982 imposes on the U.S. Department of Energy ("DOE") an unconditional obligation to begin acceptance of spent nuclear fuel and high level radioactive waste by January 31, 1998. The court did not determine an appropriate remedy, holding that DOE has not yet defaulted upon either its statutory or contractual obligations.

American Electric Power Company, Inc. ("AEP") and Ohio Power
Company ("OPCo")

    Reference is made to pages 25, 26 and 34 of the 1995 10-K and page II-1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 for a discussion of proceedings instituted by the U.S. Environmental Protection Agency ("Federal EPA"), and the settlement thereof, which alleged that OPCo's Kammer Plant was operating in violation of applicable federally enforceable air pollution control requirements for sulfur dioxide since January 1, 1989. On May 20, 1996, the U.S. District Court for the Northern District of West Virginia entered an order approving the consent decree.

Appalachian Power Company ("APCo")

    Reference is made to page 33 of the 1995 10-K for a discus-sion of a complaint filed against APCo and Global Power Company, an independent contractor retained by APCo, by Federal EPA related to an asbestos abatement project at APCo's Kanawha River Plant. APCo and Global have entered into a Consent Agreement, dated July 30, 1996, with Federal EPA to settle this matter by paying a civil penalty of $58,000, which shall be shared by APCo and Global.


Item 4.  Submission of Matters to a Vote of Security Holders.

AEP

    The annual meeting of shareholders was held in Columbus, Ohio on April 24, 1996. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following two matters, as indicated below:

    1. Election of 12 directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director was elected by a vote of the shareholders as follows:

                               Number of Shares    Number of
                Nominee            Voted For     Votes Withheld

        Peter J. DeMaria          142,522,136      2,086,655
        E. Linn Draper, Jr.       142,496,525      2,112,266
        Robert M. Duncan          142,377,695      2,231,096
        Robert W. Fri             142,359,083      2,249,708
        Arthur G. Hansen          142,312,097      2,296,694
        Lester A. Hudson, Jr.     142,491,624      2,117,167
        Gerald P. Maloney         142,534,248      2,074,543
        Angus E. Peyton           142,435,230      2,173,561
        Donald G. Smith           142,496,778      2,112,013
        Linda Gillespie Stuntz    142,009,723      2,599,068
        Morris Tanenbaum          142,406,307      2,202,484
        Ann Haymond Zwinger       142,300,604      2,308,187

    2. Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 1996. The proposal was approved by a vote of the shareholders as follows:

        Votes FOR                 142,603,261
        Votes AGAINST                 870,975
        Votes ABSTAINED             1,134,555
        Broker NON-VOTES*                   0

        *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.
APCo

    The annual meeting of stockholders was held on April 23, 1996 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following seven persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        Peter J. DeMaria          Gerald P. Maloney
        E. Linn Draper, Jr.       James J. Markowsky
        Henry W. Fayne            Joseph H. Vipperman
        William J. Lhota

    No other business was transacted at the meeting.

I&M

    The annual meeting of stockholders was held on April 23, 1996 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 1,400,000 votes were cast FOR each of the following thirteen persons for election as directors and there were no votes with-held and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

        C. R. Boyle, III          James J. Markowsky
        G. A. Clark               Albert H. Potter
        Peter J. DeMaria          David B. Synowiec
        William N. D'Onofrio      Dale M. Trenary
        E. Linn Draper, Jr.       Joseph H. Vipperman
        William J. Lhota          William E. Walters
        Gerald P. Maloney

    No other business was transacted at the meeting.

OPCo

    The annual meeting of shareholders was held on May 7, 1996 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 27,952,478 votes were cast FOR each of the following seven persons for elec-tion as directors and there were no votes withheld and such per-sons were elected directors to hold office for one year or until their successors are elected and qualify:

        Peter J. DeMaria          Gerald P. Maloney
        E. Linn Draper, Jr.       James J. Markowsky
        Henry W. Fayne            Joseph H. Vipperman
        William J. Lhota

    No other business was transacted at the meeting.

Item 5.  Other Information.

APCo

    Reference is made to pages 9 and 10 of the 1995 10-K for a discussion of competition and restructuring in the electric utility industry and an order by the Virginia State Corporation Commission ("Virginia SCC") directing its staff to conduct an investigation in this regard. On July 31, 1996, the staff issued its report which concludes that "it is unnecessary and inadvis-able to implement a massive restructuring of the industry at this juncture." The staff indicated that "because Virginia is a low cost state, the staff believes there may be little to gain and much to lose by being on the leading edge of a restructuring movement."

    Reference is made to pages 11 and 12 of the 1995 10-K for a discussion of APCo's proposed new transmission facilities. On June 18, 1996, the U.S. Forest Service ("Forest Service") re-leased a Draft Environmental Impact Statement ("EIS"). The Forest Service preliminarily identified a "No Action Alternative" as its preferred alternative. If this alternative is incorpo-rated in the Final EIS, APCo would not be authorized to cross the federally-administered lands of the Forest Service with the pro-posed transmission line. Given the findings set forth in the Draft EIS and the preliminary position of the Forest Service, APCo cannot presently predict the schedule for completion of the state and federal permitting process.

    On July 25, 1996, the Virginia SCC issued an order extending indefinitely the date for filing comments and suspending its pro-ceeding on the transmission line due to the findings of the Draft EIS. However, the Virginia SCC ordered APCo to file, on or be-fore December 1, 1996, a proposal detailing its intentions with regard to meeting the need for major additional transmission capacity identified in the Virginia SCC's interim order of December 13, 1995.

APCo and Kentucky Power Company ("KEPCo")

    Reference is made to page 12 of the 1995 10-K for a discus-sion of APCo's and KEPCo's proposed transmission system improve-ment project. The Kentucky Public Service Commission approved the project in its order dated June 11, 1996. Construction is scheduled to begin in October 1996.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

        AEP, APCo and OPCo

            Exhibit 10 - American Electric Power System Manage-ment Incentive Compensation Plan - 1996.

        APCo, Columbus Southern Power Company ("CSPCo"), I&M,
        KEPCo and OPCo

            Exhibit 12 - Statement re: Computation of Ratios.

        AEP, AEP Generating Company ("AEGCo"), APCo, CSPCo, I&M,
        KEPCo and OPCo

            Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K:

        AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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


Date:  August 13, 1996