Form 10-Q
period 1997-09-30
AEP GENERATING CO /OH/
filed 1997-11-13
CIK 857571

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

             For The Quarterly Period Ended SEPTEMBER 30, 1997

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

The number of shares outstanding of American Electric Power Company, Inc. Common Stock,
par value $6.50, at October 31, 1997 was 189,611,006.
/TABLE

    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                               FORM 10-Q

               For The Quarter Ended September 30, 1997
                                 INDEX

                                                                          Page
Part I.  FINANCIAL INFORMATION
           American Electric Power Company, Inc. and Subsidiary Companies:
             Consolidated Statements of Income. . . . . . . . . . . . . . A-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-2 - A-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . A-4
             Consolidated Statements of Retained Earnings . . . . . . . . A-5
             Notes to Consolidated Financial Statements . . . . . . . . . A-6 - A-8
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . A-9 - A-12

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

           Appalachian Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . C-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
             Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . C-8 - C-10

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

           Indiana Michigan Power Company and Subsidiaries:
             Consolidated Statements of Income and
               Consolidated Statements of Retained Earnings . . . . . . . E-1
             Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
             Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
             Notes to Consolidated Financial Statements . . . . . . . . . E-5 - E-7
             Management's Discussion and Analysis of Results of
               Operations and Financial Condition . . . . . . . . . . . . E-8 - E-10

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


                                    AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                        FORM 10-Q

                                    For The Quarter Ended September 30, 1997

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


Part II. OTHER INFORMATION

           Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
           Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . II-2

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

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per-share amounts)
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1997        1996        1997        1996
OPERATING REVENUES . . . . . . . . . . . $1,583,994  $1,484,422  $4,458,221  $4,403,144

OPERATING EXPENSES:
  Fuel and Purchased Power . . . . . . .    522,776     416,470   1,349,351   1,262,361
  Other Operation. . . . . . . . . . . .    302,307     299,496     904,892     903,927
  Maintenance. . . . . . . . . . . . . .    123,781     129,140     347,894     373,606
  Depreciation and Amortization. . . . .    144,342     151,809     447,843     450,337
  Taxes Other Than Federal Income Taxes.    123,943     128,155     372,723     376,771
  Federal Income Taxes . . . . . . . . .     91,755      99,607     267,195     263,650

          TOTAL OPERATING EXPENSES . . .  1,308,904   1,224,677   3,689,898   3,630,652

OPERATING INCOME . . . . . . . . . . . .    275,090     259,745     768,323     772,492

NONOPERATING INCOME. . . . . . . . . . .     32,835       3,655      43,030       3,558

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED DIVIDENDS. . . . . . . . . .    307,925     263,400     811,353     776,050

INTEREST CHARGES . . . . . . . . . . . .    103,378      90,878     300,851     289,266

PREFERRED STOCK DIVIDEND REQUIREMENTS
  OF SUBSIDIARIES. . . . . . . . . . . .      2,801      10,198      15,056      31,782

INCOME BEFORE EXTRAORDINARY ITEM . . . .    201,746     162,324     495,446     455,002

EXTRAORDINARY LOSS - U. K. WINDFALL TAX.   (110,565)       -       (110,565)       -

NET INCOME . . . . . . . . . . . . . . . $   91,181  $  162,324  $  384,881  $  455,002

AVERAGE NUMBER OF SHARES OUTSTANDING . .    189,287     187,528     188,819     187,118

EARNINGS PER SHARE:

 Before Extraordinary Item . . . . . . .      $1.07       $0.87       $2.62       $2.43

 Extraordinary Loss - U. K. Windfall Tax      (0.59)        -         (0.58)        -

 Net Income. . . . . . . . . . . . . . .      $0.48       $0.87       $2.04       $2.43

CASH DIVIDENDS PAID PER SHARE. . . . . .      $0.60       $0.60       $1.80       $1.80

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1997           1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $ 9,424,789    $ 9,341,849
  Transmission . . . . . . . . . . . . . . . . . . . .       3,417,136      3,380,258
  Distribution . . . . . . . . . . . . . . . . . . . .       4,551,816      4,402,449
  General (including mining assets and nuclear fuel) .       1,549,018      1,491,781
  Construction Work in Progress. . . . . . . . . . . .         419,754        353,832
          Total Electric Utility Plant . . . . . . . .      19,362,513     18,970,169
  Accumulated Depreciation and Amortization. . . . . .       7,860,161      7,549,798


          NET ELECTRIC UTILITY PLANT . . . . . . . . .      11,502,352     11,420,371




OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       1,313,845        892,674




CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          91,767         57,539
  Accounts Receivable. . . . . . . . . . . . . . . . .         580,677        535,024
  Allowance for Uncollectible Accounts . . . . . . . .          (7,009)        (3,692)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         236,716        235,257
  Materials and Supplies . . . . . . . . . . . . . . .         240,084        251,896
  Accrued Utility Revenues . . . . . . . . . . . . . .         149,402        174,966
  Prepayments. . . . . . . . . . . . . . . . . . . . .          87,443        103,891

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,379,080      1,354,881



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       1,838,720      1,889,482



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         216,417        325,580


            TOTAL. . . . . . . . . . . . . . . . . . .     $16,250,414    $15,882,988

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                              1997            1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock-Par Value $6.50:
                                1997          1996
    Shares Authorized . . . .300,000,000   300,000,000
    Shares Issued . . . . . .198,610,998   197,234,992
    (8,999,992 shares were held in treasury) . . . . .    $ 1,290,971     $ 1,282,027
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      1,762,296       1,715,554
  Retained Earnings. . . . . . . . . . . . . . . . . .      1,592,705       1,547,746
          Total Common Shareholders' Equity. . . . . .      4,645,972       4,545,327
  Cumulative Preferred Stocks of Subsidiaries:
    Not Subject to Mandatory Redemption. . . . . . . .         46,869          90,323
    Subject to Mandatory Redemption. . . . . . . . . .        127,605         509,900
  Long-term Debt . . . . . . . . . . . . . . . . . . .      5,122,382       4,796,768

          TOTAL CAPITALIZATION . . . . . . . . . . . .      9,942,828       9,942,318

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      1,173,160       1,002,208

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        219,422          86,942
  Short-term Debt. . . . . . . . . . . . . . . . . . .        507,750         319,695
  Accounts Payable . . . . . . . . . . . . . . . . . .        207,669         206,227
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        260,739         414,173
  Interest Accrued . . . . . . . . . . . . . . . . . .        112,043          75,124
  Obligations Under Capital Leases . . . . . . . . . .         95,609          89,553
  Other. . . . . . . . . . . . . . . . . . . . . . . .        358,942         304,323

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      1,762,174       1,496,037

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      2,573,150       2,643,143

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        383,981         401,491

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        233,640         240,598

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        181,481         157,193

COMMITMENTS AND CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .    $16,250,414     $15,882,988

See Notes to Consolidated Financial Statements.

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                   Nine Months Ended
                                                                     September 30,
                                                                 1997             1996
                                                                     (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 384,881        $ 455,002
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    455,494          442,205
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (35,566)         (14,126)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (17,510)         (17,643)
    Amortization of Deferred Property Taxes. . . . . . . . .    132,251          132,061
    Amortization of Operating Expenses and
      Carrying Charges (net) . . . . . . . . . . . . . . . .     24,356           38,226
    Extraordinary Loss - U.K. Windfall Tax . . . . . . . . .    110,565             -
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (42,336)         (33,281)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     10,353           20,644
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     25,564           62,841
    Accounts Payable . . . . . . . . . . . . . . . . . . . .      1,442          (42,363)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (153,434)        (136,429)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     36,919           31,868
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     33,016           45,555
        Net Cash Flows From Operating Activities . . . . . .    965,995          984,560

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (496,155)        (355,878)
  Investment in Yorkshire Electricity Group plc. . . . . . .   (361,795)            -
  Proceeds from Sale of Property and Other . . . . . . . . .      2,492            8,825
        Net Cash Flows Used For Investing Activities . . . .   (855,458)        (347,053)

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . .     58,045           49,337
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    776,441          406,905
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (433,234)         (39,966)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (325,931)        (594,609)
  Change in Short-term Debt (net). . . . . . . . . . . . . .    188,055          (89,774)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (339,685)        (336,651)
        Net Cash Flows Used For Financing Activities . . . .    (76,309)        (604,758)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     34,228           32,749
Cash and Cash Equivalents at Beginning of Period . . . . . .     57,539           79,955
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  91,767        $ 112,704

Supplemental Disclosure:
  Cash paid for interest net of  capitalized amounts  was $253,884,000  and $247,393,000 and for income taxes was $290,682,000 and $278,050,000 in 1997 and 1996, respectively.
  Noncash  acquisitions  under  capital leases  were $171,947,000  and  $108,340,000  in
  1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

      AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            1997        1996        1997        1996
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $1,615,039  $1,478,193  $1,547,746  $1,409,645

NET INCOME . . . . . . . . . . . . . . .     91,181     162,324     384,881     455,002

DEDUCTIONS:
  Cash Dividends Declared. . . . . . . .    113,515     112,463     339,685     336,651
  Other. . . . . . . . . . . . . . . . .       -              9         237         (49)

BALANCE AT END OF PERIOD . . . . . . . . $1,592,705  $1,528,045  $1,592,705  $1,528,045

See Notes to Consolidated Financial Statements.
/TABLE

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual
     Report as incorporated in and filed with the Form 10-K.
     Certain prior-period amounts have been reclassified to conform to current-period presentation.

2.   FINANCING AND RELATED ACTIVITIES

          During the first nine months of 1997, the utility operating subsidiaries issued $422 million principal amount of long-term obligations: three series of first mortgage bonds totaling $144 million at 6.35%, 6.4% and 6.71% all due in 2000; $180 million of junior subordinated deferrable interest debentures at 7.92% and 8% due in 2027; one $48 million unsecured note due 2004 at 6.73% and $50 million of financing obligations under a sale leaseback agreement.

          The proceeds were used during 1997 to redeem 4,257,490 shares of cumulative preferred stock as detailed in the table below and to retire $243 million principal amount of long-term debt: $203 million of first mortgage bonds with interest rates ranging from 6-1/2% to 9.35% due from 1997 to 2022; $20 million of variable rate installment purchase contracts due in 2025; and a $20 million term loan with an interest rate of 7.19% at maturity.

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
                                                      $427,738

          As a result of the redemption of the 6-1/2% series first mortgage bonds due in 1997, the restriction on the use of retained earnings for the payment of common stock dividends was reduced to $27 million.

          At September 30, 1997, AEP Resources, Inc., a subsidiary which is pursuing new business opportunities, had $270 million of outstanding debt at LIBOR rates under its long-term revolving credit agreement which expires in 1999, primarily for its investment in Yorkshire Electricity Group, plc.

          In October 1997 two domestic electric operating subsidiaries issued $96 million of unsecured medium term notes due in 2005 and 2007 at 6.85% and 6.91%, respectively.

3.   EXTRAORDINARY LOSS - WINDFALL TAX

          The Company and New Century Energies, Inc. acquired a United Kingdom distribution company, Yorkshire Electricity Group plc, through an equally owned joint venture in April 1997. Total consideration paid by the joint venture was approximately $2.4 billion which was financed by a combination of equity and non-recourse debt. The Company uses the equity method of accounting for its $273 million equity investment in Yorkshire Electricity which is included in other property and investments.

          In July 1997 the British government enacted a new law that imposed a one-time windfall tax on a revised privatization value which originally had been computed in 1990 of certain privatized utilities. The windfall tax is actually an adjustment of the original privatization price by the U.K. government. The windfall tax liability for Yorkshire Electricity Group plc is estimated to be 135 million pounds ($221 million) and is payable in two equal installments with the first due in December 1997 and the second installment a year later. The Company's $110.6 million share of the tax is reported as an extraordinary loss. The earnings from the Yorkshire investment excluding the extraordinary loss, which are included in nonoperating income, are $34 million for the third quarter and $38 million for the year-to-date period which includes $26 million of nonrecurring tax benefits related to a reduction of the United Kingdom corporate income tax rate from 33% to 31% and the utilization of foreign tax credits.

4.   ZIMMER PHASE-IN PLAN

          In June 1997, a domestic electic operating subsidiary, Columbus Southern Power Company, completed recovery of its Zimmer Plant phase-in plan deferrals through the cessation of a 3.39% temporary surcharge. The temporary surcharge was placed into effect on February 1, 1994 to allow recovery of a rate phase-in deferral of $93.9 million. The amount of net phase-in deferrals that were collected through the surcharge was $18.5 million in 1994, $28.5 million in 1995, $31.5 million in 1996 and $15.4 million in 1997. The cessation of the surcharge recovery of amounts deferred under the phase-in plan did not affect net income since the deferred costs were amortized commensurate with their recovery. For other information regarding the Zimmer rate case refer to the 1996 Annual Report - Notes to Consolidated Financial Statements - Note 3.

5.   CONTINGENCIES

     Taxes

          As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. The Company filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through September 30, 1997 would reduce earnings by approximately $276 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Cook Plant Shutdown

          On September 9 and 10, 1997, during a Nuclear Regulatory Commission (NRC) architect engineer design inspection, questions regarding the operability of certain safety systems caused Company operations personnel to shut down Units 1 and 2 of the Cook Nuclear Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring the Company to address certain issues identified in the letter. The Company is working with the NRC to resolve this matter. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a timely manner, it could have an adverse impact on results of operations and possibly financial condition.

          The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
     Income before extraordinary loss increased by $39.4 million for the quarter and $40.4 for the year-to-date period due predominantly to increased wholesale sales, reduced preferred stock dividends due to a redemption program and nonoperating income from AEP's April 1997 investment in Yorkshire Electricity Group plc. Net income decreased $71.1 million or 44% for the third quarter and $70.1 million or 15% for the year-to-date period primarily due to an extraordinary loss incurred by Yorkshire Electricity Group plc. The extraordinary loss resulted from the United Kingdom's one-time windfall tax on a revision or recomputation of the original privatization value of certain privatized utilities.
     Income statement lines which changed significantly were:
                                     Increase (Decrease)
                              Third Quarter       Year-to-Date
                           (in millions)   %   (in millions)   %

Operating Revenues . . . . . .  $ 99.6     7        $55.1      1
Fuel and Purchased
 Power Expense . . . . . . . .   106.3    26         87.0      7
Maintenance Expense. . . . . .    (5.4)   (4)       (25.7)    (7)
Depreciation and Amortization
 Expense . . . . . . . . . . .    (7.5)   (5)        (2.5)    (1)
Federal Income Taxes . . . . .    (7.9)   (8)         3.5      1
Nonoperating Income. . . . . .    29.2   N.M.        39.5    N.M.
Interest Charges . . . . . . .    12.5    14         11.6      4
Preferred Stock Dividend
 Requirements of Subsidiaries.    (7.4)  (73)       (16.7)   (53)

N.M. = Not Meaningful

     Operating revenues increased for the third quarter as a result of a 43% increase in sales to wholesale customers largely as a result of new power marketing transactions which began in July 1997. The new power marketing transactions involve the purchase and sale of electricity outside the AEP transmission system. Although energy sales to retail customers rose 2% primarily due to growth in the number of commercial customers and increased industrial customer usage, retail revenues were flat reflecting price reductions from rate decreases, expiration of a phase-in plan surcharge and reduced prices negotiated with certain industrial customers.

     The increase in operating revenues for the year-to-date period resulted from increased wholesale energy sales. Sales to wholesale customers rose 22% due to the new power marketing transactions and an increase in coal conversion service sales, which are for the conversion of customers' coal to electricity. Operating revenues from retail customers declined 2% primarily due to a 4% decrease in energy sales to residential customers reflecting mild weather in the first and second quarters of 1997.
     The increases in fuel and purchased power expense for both periods were due mainly to purchases of electricity as part of the new power marketing transactions. Also contributing to the increase in the quarter were increased fuel costs resulting from increased coal-fired generation and reduced nuclear generation as both units of the Cook Nuclear Plant were shut down in September 1997 to resolve concerns regarding the documentation of safety systems.
     Maintenance expense decreased for the year-to-date period due primarily to reduced levels of repairs to distribution facilities in 1997 and the effects of the recognition of incremental storm damage expense in accordance with an order of the Virginia regulatory commission in the second quarter of 1996.
     The reduction in depreciation and amortization expense for the third quarter reflects the completion of a rate phase-in plan for Zimmer Plant costs which had been deferred and were being amortized commensurate with recovery in rates.
     Federal income tax expense attributable to operations decreased in the third quarter due to a decrease in pre-tax operating income inclusive of interest charges and changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
     The increases in nonoperating income for both periods reflects the Company's share of Yorkshire Electricity Group plc's earnings of $34 million for the third quarter and $38 million for the year-to-date period which includes $26 million of nonrecurring tax benefits related to a reduction of the United Kingdom corporate income tax rate from 33% to 31% and the utilization of foreign tax credits.
     Interest charges increased in both periods due to higher outstanding balances of long-term and short-term debt. The increase in borrowing was primarily for international investment, including the acquisition of a 50% interest in Yorkshire Electricity in April 1997, and to redeem preferred stock. Preferred stock dividend requirements of the subsidiaries decreased in both periods reflecting the redemption of over 4 million shares of cumulative preferred stock during the first half of 1997 as part of a redemption program.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first nine months of 1997 were $670 million.
     During the first nine months of 1997 subsidiaries and their minority interest partners issued $699 million principal amount of long-term obligations at interest rates ranging from 6.1% to 12.42%; retired $243 million principal amount of long-term debt with interest rates ranging from 6-1/2% to 9.35%; redeemed 4,257,490 shares of cumulative preferred stock with rates ranging from 4.08% to 7-7/8% at a total cost of $433 million and increased short-term debt by $188 million.
REVISED AIR QUALITY STANDARDS
     On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.
     Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.
JOINT VENTURES ANNOUNCED
     On October 2, 1997 the Company and Conoco, the energy subsidiary of DuPont, signed a letter of intent to form two jointly held venture companies to provide energy management and capital to industrial and large commercial customers. AEP Conoco Energy Capital will acquire and lease back energy assets at industrial and large commercial facilities and provide future capital for energy projects. AEP Conoco Energy Management Services will also provide energy management services. The ventures will initially acquire and manage industrial energy assets valued at approximately $1 billion for DuPont energy facilities at 33 U.S. industrial plants. The Company, through its AEP Resources subsidiary, and DuPont will each invest approximately $125 million in equity in the joint ventures with the remainder to be financed through non-recourse debt.
COOK PLANT SHUTDOWN
     On September 9 and 10, 1997, during a Nuclear Regulatory Commission (NRC) architect engineer design inspection, questions regarding the operability of certain safety systems caused Company operations personnel to shut down Units 1 and 2 of the Cook Nuclear Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring the Company to address certain issues identified in the letter. The Company is working with the NRC to resolve this matter. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a timely manner, it could have an adverse impact on results of operations and possibly financial condition.

                                            AEP GENERATING COMPANY
                                            STATEMENTS OF INCOME
                                        (UNAUDITED)
                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1997      1996         1997        1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $58,136    $56,821     $170,665    $169,618

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    26,354     23,701       72,443      68,969
  Rent - Rockport Plant Unit 2 . . . . .    17,071     17,070       51,212      51,218
  Other Operation. . . . . . . . . . . .     2,518      3,036        8,362       9,147
  Maintenance. . . . . . . . . . . . . .     2,372      3,154       10,115      10,530
  Depreciation . . . . . . . . . . . . .     5,402      5,413       16,209      16,239
  Taxes Other Than Federal Income Taxes.     1,015        821        2,744       2,703
  Federal Income Taxes . . . . . . . . .       922        987        2,529       2,924

          TOTAL OPERATING EXPENSES . . .    55,654     54,182      163,614     161,730

OPERATING INCOME . . . . . . . . . . . .     2,482      2,639        7,051       7,888

NONOPERATING INCOME. . . . . . . . . . .       831      1,018        2,631       2,642

INCOME BEFORE INTEREST CHARGES . . . . .     3,313      3,657        9,682      10,530

INTEREST CHARGES . . . . . . . . . . . .       986      1,042        2,997       3,186

NET INCOME . . . . . . . . . . . . . . .   $ 2,327    $ 2,615     $  6,685    $  7,344



                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                             1997      1996         1997        1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $3,672    $2,184       $1,886      $1,955

NET INCOME . . . . . . . . . . . . . . .     2,327     2,615        6,685       7,344

CASH DIVIDENDS DECLARED. . . . . . . . .     3,286     3,000        5,858       7,500

BALANCE AT END OF PERIOD . . . . . . . .    $2,713    $1,799       $2,713      $1,799



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                            September 30,  December 31,
                                                                 1997          1996
                                                                   (in thousands)

ASSETS
ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $626,880       $627,926
  General . . . . . . . . . . . . . . . . . . . . . . . . .      3,082          2,931
  Construction Work in Progress . . . . . . . . . . . . . .      2,007          1,400
          Total Electric Utility Plant. . . . . . . . . . .    631,969        632,257
  Accumulated Depreciation. . . . . . . . . . . . . . . . .    252,026        238,532


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    379,943        393,725




CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .      1,810            139
  Accounts Receivable . . . . . . . . . . . . . . . . . . .     20,683         18,879
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     10,735         17,792
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,174          4,266
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .        483            804


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     37,885         41,880



REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      5,694          5,857



DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      2,419          1,449



            TOTAL . . . . . . . . . . . . . . . . . . . . .   $425,941       $442,911

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                           September 30,   December 31,
                                                                1997           1996
                                                                  (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     42,235         44,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      2,713          1,886
          Total Common Shareholder's Equity . . . . . . . .     45,948         47,121
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     69,565         89,554

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .    115,513        136,675

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .      1,358          1,613

CURRENT LIABILITIES:
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -             9,575
  Accounts Payable. . . . . . . . . . . . . . . . . . . . .      4,855          7,510
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      5,195          2,903
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .     23,427          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      3,031          3,932

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     36,508         28,883

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    140,294        144,472

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     70,934         73,460
  Amounts Due to Customers for Income Taxes . . . . . . . .     32,885         33,893
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .         28             66

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .    103,847        107,419

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     28,421         23,849

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $425,941       $442,911

See Notes to Financial Statements.

                          AEP GENERATING COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1997          1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $   6,685     $   7,344
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .     16,209        16,239
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      3,564         3,710
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (2,526)       (2,531)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .     (4,178)       (4,178)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .     (1,804)         (328)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      7,149          (729)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     (2,655)       (3,920)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      2,292         2,201
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464        18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (2,044)       (2,924)
        Net Cash Flows From Operating Activities . . . . . .     41,156        33,348

INVESTING ACTIVITIES - Construction Expenditures . . . . . .     (2,042)       (1,492)

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .     (2,000)         (500)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (20,010)         -
  Change in Short-term Debt (net). . . . . . . . . . . . . .     (9,575)      (21,725)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .     (5,858)       (7,500)
        Net Cash Flows Used For Financing Activities . . . .    (37,443)      (29,725)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      1,671         2,131
Cash and Cash Equivalents at Beginning of Period . . . . . .        139            22
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   1,810     $   2,153


Supplemental Disclosure:
  Cash paid  (received) for interest  net of capitalized  amounts was  $2,699,000 and
  $3,009,000  and for  income  taxes  was $(1,598,000) and  $(1,374,000) in  1997 and
  1996, respectively.

See Notes to Financial Statements.

                      AEP GENERATING COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)

     GENERAL

          The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

     FINANCING ACTIVITIES

          In June 1997, the Company redeemed $10 million each of the 1995 Series A and 1995 Series B Pollution Control
     Revenue Bonds due 2025.

          In 1997, the Company returned capital to its parent in the amount of $2 million.

                      AEP GENERATING COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

     Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies and one unaffiliated utility pursuant to Federal Energy Regulatory Commission (FERC) approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital, net of temporary cash investments.
     Net income decreased $0.3 million or 11% for the third quarter and $0.7 million or 9% for the year-to-date period as a result of the decrease in the return on common equity due to a return of capital to the parent company and a decrease in the return on other capital due to lower financing costs, partially offset in the year-to-date period by income earned on temporary cash investments.
     Income statement items which changed significantly were as follows:
                                   Increase (Decrease)
                            Third Quarter         Year-to-Date
                         (in millions)    %   (in millions)    %

Operating Revenues. . . . .   $1.3        2        $1.0        1
Fuel Expense. . . . . . . .    2.7       11         3.5        5
Other Operation Expense . .    (.5)     (17)        (.8)      (9)
Maintenance Expense . . . .    (.8)     (25)        (.4)      (4)
Taxes Other Than
  Federal Income Taxes. . .     .2       24           -        -
Federal Income Taxes. . . .    (.1)      (7)        (.4)     (14)
Nonoperating Income . . . .    (.2)     (18)          -        -
Interest Charges. . . . . .    (.1)      (5)        (.2)      (6)

     The increase in operating revenues for both periods is primarily attributable to collection of increased fuel expense under the terms of the unit power agreements, partly offset by the decrease in allowed returns previously mentioned. It should be noted that increases in operating expenses are recoverable through the unit power agreement and do not impact net income.
     Fuel expense increased due to an increase in generation for the quarter and an increase in the average cost of fuel consumed for both the quarter and year-to-date periods.
     A decrease in other operation expense for both periods was caused by a reduction in the annual Federal Energy Regulatory Commission fee assessment.

     Maintenance expense decreased due to the effect of recording a write-off of obsolete maintenance materials in the third quarter of 1996.
     Taxes other than federal income taxes increased for the quarter due to the effect of an unfavorable accrual adjustment for Indiana property tax.
     Federal income taxes attributable to operations decreased reflecting the decline in pre-tax operating income.
     The decrease in nonoperating income for the current period was due to the effect of a credit adjustment recorded in 1996.
     Interest charges decreased for both periods due to the redemption of $20 million of Pollution Control Revenue Bonds in June of this year. Additionally year-to-date interest charges declined due to a reduction in the average balances of short-term debt outstanding.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                           1997         1996        1997          1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $438,510     $393,797   $1,228,044    $1,214,656

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  104,514       82,432      288,773       263,935
  Purchased Power. . . . . . . . . . . .  100,587       84,388      261,595       252,025
  Other Operation. . . . . . . . . . . .   60,585       53,561      185,852       177,370
  Maintenance. . . . . . . . . . . . . .   27,615       28,279       79,505        87,655
  Depreciation and Amortization. . . . .   34,568       33,450      102,817        99,491
  Taxes Other Than Federal Income Taxes.   29,544       29,758       89,580        90,074
  Federal Income Taxes . . . . . . . . .   16,317       20,670       45,411        55,991

          TOTAL OPERATING EXPENSES . . .  373,730      332,538    1,053,533     1,026,541

OPERATING INCOME . . . . . . . . . . . .   64,780       61,259      174,511       188,115
NONOPERATING INCOME (LOSS) . . . . . . .      305         (240)         628           336
INCOME BEFORE INTEREST CHARGES . . . . .   65,085       61,019      175,139       188,451
INTEREST CHARGES . . . . . . . . . . . .   30,332       26,380       88,524        82,082
NET INCOME . . . . . . . . . . . . . . .   34,753       34,639       86,615       106,369
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      681        4,099        6,326        12,300
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 34,072     $ 30,540   $   80,289    $   94,069


               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                           1997         1996         1997          1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $197,471     $208,399     $208,472      $199,021
NET INCOME . . . . . . . . . . . . . . .   34,753       34,639       86,615       106,369
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   28,609       27,075       85,827        81,225
    Cumulative Preferred Stock . . . . .      572        3,914        2,649        11,748
  Capital Stock Expense. . . . . . . . .      109          184        3,677           552

BALANCE AT END OF PERIOD . . . . . . . . $202,934     $211,865     $202,934      $211,865

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                               1997           1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .      $1,915,626     $1,883,271
  Transmission . . . . . . . . . . . . . . . . . . . .       1,067,090      1,054,207
  Distribution . . . . . . . . . . . . . . . . . . . .       1,557,679      1,495,445
  General. . . . . . . . . . . . . . . . . . . . . . .         206,130        188,740
  Construction Work in Progress. . . . . . . . . . . .          94,011         95,469
          Total Electric Utility Plant . . . . . . . .       4,840,536      4,717,132
  Accumulated Depreciation and Amortization. . . . . .       1,850,887      1,782,017

          NET ELECTRIC UTILITY PLANT . . . . . . . . .       2,989,649      2,935,115



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .          36,699         29,621



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .           8,667          7,260
  Accounts Receivable. . . . . . . . . . . . . . . . .         147,498        160,021
  Allowance for Uncollectible Accounts . . . . . . . .          (1,622)          (687)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .          59,509         52,605
  Materials and Supplies . . . . . . . . . . . . . . .          51,464         56,605
  Accrued Utility Revenues . . . . . . . . . . . . . .          32,901         51,843
  Prepayments. . . . . . . . . . . . . . . . . . . . .           7,102         10,797

          TOTAL CURRENT ASSETS . . . . . . . . . . . .         305,519        338,444


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .         441,959        451,272


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .          35,295         46,285

            TOTAL. . . . . . . . . . . . . . . . . . .      $3,809,121     $3,800,737

See Notes to Consolidated Financial Statements.

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                        September 30,   December 31,
                                                             1997           1996
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares
    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      592,924         575,380
  Retained Earnings. . . . . . . . . . . . . . . . . .      202,934         208,472
          Total Common Shareholder's Equity. . . . . .    1,056,316       1,044,310
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       19,795          29,815
    Subject to Mandatory Redemption. . . . . . . . . .       22,310         190,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,494,283       1,365,834

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,592,704       2,629,959

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      132,777         109,203

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .       83,525          60,700
  Accounts Payable . . . . . . . . . . . . . . . . . .       99,080          85,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       42,577          40,935
  Customer Deposits. . . . . . . . . . . . . . . . . .       13,764          13,750
  Interest Accrued . . . . . . . . . . . . . . . . . .       33,223          20,938
  Other. . . . . . . . . . . . . . . . . . . . . . . .       58,424          80,360

          TOTAL CURRENT LIABILITIES. . . . . . . . . .      330,593         302,575

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      656,896         669,964

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       69,106          72,677

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       27,045          16,359

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .   $3,809,121      $3,800,737

See Notes to Consolidated Financial Statements.
/TABLE

                APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1997           1996
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  86,615       $106,369
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    103,796        100,471
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (8,719)           838
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (3,571)        (3,614)
    Provision for Rate Refunds . . . . . . . . . . . . . . .      3,083         (5,547)
    Deferred Power Supply Costs (net). . . . . . . . . . . .     13,951           (425)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     13,458        (13,318)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     (1,763)         9,195
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     18,942         21,123
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .      3,695         (5,637)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     13,188           (409)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .      1,642        (12,670)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .     12,285         12,588
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     (8,076)         6,928
        Net Cash Flows From Operating Activities . . . . . .    248,526        215,892

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (146,039)      (120,761)
  Proceeds from Sale of Property . . . . . . . . . . . . . .      4,204          1,546
        Net Cash Flows Used For Investing Activities . . . .   (141,835)      (119,215)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .     20,000         25,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    183,257        273,340
  Change in Short-term Debt (net). . . . . . . . . . . . . .     22,825       (104,825)
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (183,842)          (146)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (56,378)      (195,909)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (85,827)       (81,225)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (5,319)       (11,751)
        Net Cash Flows Used For Financing Activities . . . .   (105,284)       (95,516)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .      1,407          1,161
Cash and Cash Equivalents at Beginning of Period . . . . . .      7,260          8,664
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   8,667      $   9,825

Supplemental Disclosure:
  Cash paid for  interest net of capitalized  amounts was  $73,466,000 and $67,073,000 and for income taxes was $46,965,000 and $54,583,000 in 1997 and 1996, respectively.
  Noncash acquisitions under  capital leases were $14,377,000 and  $10,741,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

2.   RATE MATTERS

          On June 13, 1997, the Company filed an application with the Virginia State Corporation Commission (Virginia SCC) for approval of an alternative regulatory plan (Plan) and for an increase of $30.5 million in base rates on an annual basis to be effective July 13, 1997. The Company's Plan would institute a moratorium period during which no changes in rates would be made prior to January 1, 2001, from the current rate levels (including the Company's current 1.482 cents/kwh fuel factor) proposed by the Company. In addition, it includes a sharing of earnings above certain levels between the Company and its customers, and acceleration of the recovery of certain regulatory assets.

          On July 10, 1997, the Virginia SCC issued an order suspending implementation of new rates until November 11, 1997. A public hearing has been scheduled for May 19, 1998 to consider the Company's proposal.

3.   FINANCING ACTIVITIES

          During the first nine months of 1997, the Company issued two series of first mortgage bonds of $48 million each with rates of 6.35% and 6.71% due in 2000 and $90 million of 8% Series Junior Subordinated Deferrable Interest Debentures due in 2027. In March 1997, the Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%.

          As part of a tender offer, the following shares of Cumulative Preferred Stock were reacquired and retired at the prices listed plus an amount equal to accrued dividends:

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

4.   CONTINGENCIES

     Taxes

          As discussed in Note 9, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of the COLI interest deductions through September 30, 1997 would reduce earnings by approximately $69 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Other

          The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

            APPALACHIAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION
            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
     Net income remained relatively unchanged for the quarter as a significant increase in operating revenues was offset by increases in operating expenses and interest charges. Net income decreased $19.8 million or 19% for the year-to-date period mainly due to a decline in more profitable retail revenues reflecting milder weather during the first six months of 1997 and an increase in interest charges.
     Income statement items which changed significantly were:
                                   Increase (Decrease)
                             Third Quarter       Year-to-Date
                          (in millions)   %   (in millions)   %

Operating Revenues . . . .    $44.7      11       $ 13.4      1
Fuel Expense . . . . . . .     22.1      27         24.8      9
Purchased Power Expense. .     16.2      19          9.6      4
Other Operation Expense. .      7.0      13          8.5      5
Maintenance Expense. . . .     (0.7)     (2)        (8.2)    (9)
Federal Income Taxes . . .     (4.4)    (21)       (10.6)   (19)
Interest Charges . . . . .      4.0      15          6.4      8

     Retail revenues increased for the quarter and decreased for the year-to-date period, while wholesale revenues increased for both periods. The increase in retail energy sales for the quarter reflects a return to warmer weather. The decrease in retail revenue for the year-to-date period can be attributed to lower rates, while energy sales remained unchanged as milder weather during the first six months of 1997 largely offset the effects of warmer summer weather. The wholesale revenue increase in both periods reflects an increase in less profitable wholesale sales from new power marketing transactions, coal conversion services and related transmission services. New power marketing transactions involve the purchase and sale of electricity outside of AEP's transmission system. Coal conversion service sales are for the conversion of customers' coal to electricity.
     The increases in fuel expense for the quarter and year-to-date period were primarily due to the operation of the West
Virginia power supply cost recovery mechanism as overcollections of fuel cost were deferred for future refund to customers through a charge to fuel expense in accordance with a rate order and increased coal fired generation to meet increased demand for retail energy.
     Purchased power expense increased as a result of additional energy purchases related to the new power marketing transactions.
     The effect of recording a gain in 1996 on the disposition of emission allowances accounted for the increase in other operation expense.
     Maintenance expense decreased as a result of the effect of the recognition in 1996 of deferred incremental storm damage costs in accordance with directions of the Virginia State
Corporation Commission and reduced repairs to distribution facilities in 1997.
     The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income and for the quarter due to changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
     A January 1997 tender offer that retired $130 million stated value preferred stock on February 28, 1997 and the redemption of $48 million stated value preferred stock in April 1997 are responsible for an increase in the balance of long-term debt outstanding which was issued to finance the reacquisitions resulting in increased interest charges.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first nine months of 1997 were $160 million.
     The Company issued two series of first mortgage bonds of $48 million each with rates of 6.35% and 6.71% due in 2000. The
Company also issued $90 million of 8% series Junior Subordinated
Deferrable Interest Debentures due in 2027.  In March 1997, the
Company redeemed $56 million of first mortgage bonds with interest rates of 8.75% and 9.35%. Short-term debt increased by $23 million from year-end balances. In June 1997, the Company received a $20 million cash capital contribution from its parent which was credited to paid-in capital.
     As part of the January 1997 tender offer for all of the Company's outstanding preferred stock, 1,298,963 shares of $100 stated value preferred stock were reacquired. The total cost of the stock reacquisition was $134 million. At a special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 and the Virginia State Corporation Commission with the current limitation set at $250 million for unsecured short-term borrowings. In
April 1997, all remaining shares of the 7.80% Series of Preferred
Stock were reacquired for $50 million.
REVISED AIR QUALITY STANDARDS
     On July 18, 1997, the United States Environmental Protection
Agency published a revised National Ambient Air Quality Standard
(NAAQS) for ozone and a new NAAQS for fine particulate matter
(less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.
     Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                           1997         1996        1997         1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $313,024     $303,270    $841,294     $843,333

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   52,269       47,189     134,198      139,864
  Purchased Power. . . . . . . . . . . .   54,444       47,099     138,278      130,539
  Other Operation. . . . . . . . . . . .   46,505       55,609     132,256      146,617
  Maintenance. . . . . . . . . . . . . .   17,535       17,053      50,602       48,385
  Depreciation . . . . . . . . . . . . .   22,784       22,072      67,800       65,829
  Amortization of Zimmer Plant
    Phase-in Costs . . . . . . . . . . .     -           9,699      15,744       26,112
  Taxes Other Than Federal Income Taxes.   29,861       29,985      89,484       86,180
  Federal Income Taxes . . . . . . . . .   24,731       22,159      57,639       51,803
          TOTAL OPERATING EXPENSES . . .  248,129      250,865     686,001      695,329

OPERATING INCOME . . . . . . . . . . . .   64,895       52,405     155,293      148,004
NONOPERATING INCOME (LOSS) . . . . . . .      658        1,164       2,018       (1,356)
INCOME BEFORE INTEREST CHARGES . . . . .   65,553       53,569     157,311      146,648
INTEREST CHARGES . . . . . . . . . . . .   20,065       18,810      59,069       59,267
NET INCOME . . . . . . . . . . . . . . .   45,488       34,759      98,242       87,381
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      532        1,493       1,909        4,537
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 44,956     $ 33,266    $ 96,333     $ 82,844



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                           1997         1996        1997         1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $111,953     $ 86,019    $ 99,582     $ 74,320
NET INCOME . . . . . . . . . . . . . . .   45,488       34,759      98,242       87,381
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   19,671       18,969      59,013       56,907
    Cumulative Preferred Stock . . . . .      437        1,422       1,312        4,266
  Capital Stock Expense. . . . . . . . .       95           71         261          212

BALANCE AT END OF PERIOD . . . . . . . . $137,238     $100,316    $137,238     $100,316

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.
/TABLE

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,512,032      $1,503,371
  Transmission . . . . . . . . . . . . . . . . . . . .        332,834         326,247
  Distribution . . . . . . . . . . . . . . . . . . . .        919,204         885,267
  General. . . . . . . . . . . . . . . . . . . . . . .        130,887         130,946
  Construction Work in Progress. . . . . . . . . . . .         61,196          54,062
          Total Electric Utility Plant . . . . . . . .      2,956,153       2,899,893
  Accumulated Depreciation . . . . . . . . . . . . . .      1,058,186       1,016,909

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,897,967       1,882,984



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         34,652          24,069



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         12,596           9,134
  Accounts Receivable (net). . . . . . . . . . . . . .        115,789          63,003
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         17,392          18,278
  Materials and Supplies . . . . . . . . . . . . . . .         23,521          23,999
  Accrued Utility Revenues . . . . . . . . . . . . . .         45,883          31,826
  Prepayments. . . . . . . . . . . . . . . . . . . . .         27,061          32,330

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        242,242         178,570


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        357,773         385,689


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         21,950          70,274


            TOTAL. . . . . . . . . . . . . . . . . . .     $2,554,584      $2,541,586

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997            1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares
    Outstanding - 16,410,426 Shares. . . . . . . . . .     $   41,026      $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        572,017         574,709
  Retained Earnings. . . . . . . . . . . . . . . . . .        137,238          99,582
          Total Common Shareholder's Equity. . . . . .        750,281         715,317
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .         25,000          25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .        840,002         882,641

          TOTAL CAPITALIZATION . . . . . . . . . . . .      1,615,283       1,622,958


OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .         41,997          40,068

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .           -             50,000
  Long-term Debt Due Within One Year . . . . . . . . .         96,390          14,640
  Short-term Debt. . . . . . . . . . . . . . . . . . .         94,725          51,800
  Accounts Payable . . . . . . . . . . . . . . . . . .         56,836          54,828
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         78,784         129,429
  Interest Accrued . . . . . . . . . . . . . . . . . .         26,312          13,605
  Other. . . . . . . . . . . . . . . . . . . . . . . .         32,395          32,314

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        385,442         346,616

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .        432,018         441,477

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         54,396          57,101

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         25,448          33,366

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .     $2,554,584      $2,541,586

See Notes to Consolidated Financial Statements.

             COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                1997            1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $  98,242       $  87,381
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    67,978          65,549
    Deferred Federal Income Taxes. . . . . . . . . . . . . .      (741)         (9,777)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (2,705)         (2,736)
    Deferred Fuel Cost (net) . . . . . . . . . . . . . . . .    (4,089)          6,032
    Amortization of Zimmer Plant Operating Expenses and
      Carrying Charges . . . . . . . . . . . . . . . . . . .    15,936          24,539
    Amortization of Deferred Property Taxes. . . . . . . . .    48,601          45,673
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .   (52,786)        (14,750)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     1,364           4,531
    Accrued Utility Revenues . . . . . . . . . . . . . . . .   (14,057)         10,821
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     2,008           1,638
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (50,645)        (40,527)
    Interest Accrued . . . . . . . . . . . . . . . . . . . .    12,707           9,283
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (4,477)         17,432
        Net Cash Flows From Operating Activities . . . . . .   117,336         205,089

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (82,696)        (61,321)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,586           2,624
        Net Cash Flows Used For Investing Activities . . . .   (81,110)        (58,697)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    38,574            -
  Change in Short-term Debt (net). . . . . . . . . . . . . .    42,925          24,750
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (52,953)         (7,500)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -            (99,053)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (59,013)        (56,907)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .    (2,297)         (4,443)
        Net Cash Flows Used For Financing Activities . . . .   (32,764)       (143,153)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     3,462           3,239
Cash and Cash Equivalents at Beginning of Period . . . . . .     9,134          10,577
Cash and Cash Equivalents at End of Period . . . . . . . . . $  12,596       $  13,816

Supplemental Disclosure:
  Cash paid  for  interest net of capitalized amounts was $43,341,000  and $47,124,000 and for income taxes was $50,609,000 and $46,943,000 in 1997 and 1996, respectively.
  Noncash acquisitions under capital leases were $6,583,000 and $9,707,000 in 1997 and
  1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)

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

          In October 1997 the Company issued $48 million of 6.85%
     Unsecured Medium Term Notes due 2005. Also the Company redeemed the entire $14.6 million outstanding balance of 6-1/4% First Mortgage Bonds due in 1997.

3.   ZIMMER PHASE-IN PLAN

          In June 1997 the Company completed recovery of its Zimmer Plant phase-in plan deferrals through the cessation of a 3.39% temporary surcharge. The temporary surcharge was placed into effect on February 1, 1994 to allow recovery of a rate phase-in deferral of $93.9 million. The amount of net phase-in deferrals that were collected through the surcharge was $18.5 million in 1994, $28.5 million in 1995, $31.5 million in 1996 and $15.4 million in 1997. The cessation of the surcharge recovery of amounts deferred under the phase-in plan did not affect net income since the deferred costs were amortized commensurate with their recovery. For other information regarding the Zimmer rate case refer to the 1996 Annual Report - Notes to Consolidated Financial Statements - Note 2.

4.   CONTINGENCIES

     Taxes

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through September 30, 1997 would reduce earnings by approximately $38 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Other

          The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

         COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

     Net income increased $10.7 million or 31% for the third quarter of 1997 due to an increase in wholesale sales and a decrease in operating expenses. Year-to-date net income increased $10.9 million or 12% as a result of a reduction in operating expenses and an increase in non-operating income.
     Operating revenues increased 3% for the third quarter and were flat for the year-to-date period. The third quarter increase was primarily due to increased wholesale revenues partially offset by decreased retail revenues. In the year-to-date period the increase in wholesale revenues was offset by a decline in retail revenues. The reduction in retail revenues resulted from the cessation in June 1997 business of a revenue surcharge in connection with the recovery of phase-in deferrals relating to the Zimmer Plant and reduced fuel clause revenues reflecting the refund of previously over collected fuel costs.
Under the Public Utilities Commission of Ohio fuel clause adjustment mechanism, over recoveries of fuel costs are deferred as a regulatory liability and subsequently refunded to customers as a reduction to fuel clause revenues. The cessation of the Zimmer revenue surcharge and the refund of previously over collected fuel costs did not affect net income since it was commensurate with the amortization of regulatory costs and liabilities, respectively.
     Revenues from wholesale customers increased 64% on a 70% increase in sales for the third quarter and increased 23% on a 33% sales increase for the year-to-date period. New power marketing transactions and increased coal conversion service sales, which are for the conversion of customers' coal to electricity, accounted for the increase in wholesale sales. The new power marketing transactions involve the purchase and sale of electricity outside of the AEP transmission system.

     Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter        Year-to-Date
                           (in millions)   %   (in millions)   %

Fuel Expense. . . . . . . .    $ 5.1      11       $ (5.7)    (4)
Purchased Power Expense . .      7.3      16          7.7      6
Other Operation Expense . .     (9.1)    (16)       (14.4)   (10)
Amortization of Zimmer
  Plant Phase-in Costs. . .     (9.7)    N.M.       (10.4)   (40)
Federal Income Taxes. . . .      2.6      12          5.8     11
Nonoperating Income . . . .     (0.5)    (43)         3.4    N.M.

N.M. = Not Meaningful

     The increase in fuel expense for the quarter was due to an increase in generation reflecting the increase in demand for
electricity.   The decline in fuel expense on a year-to-date
basis was due to the operation of the fuel clause adjustment mechanism which credited fuel expenses in the current period with the amortization of previously over collected fuel costs deferred as a regulatory liability in the prior period.
     Purchased power expense increased primarily as a result of the new power marketing transactions.
     The decrease in other operation expense was mainly due to the recognition of deferred gains on the sale of emission allowances, commensurate with a reduction of customers bills through the fuel clause adjustment mechanism, and a decline in employee pensions and benefits expense.
     The reduction in the amortization of deferred Zimmer Plant phase-in costs reflects the completion of the amortization. The reduction does not affect net income since the amortization was being fully recovered in revenues through a surcharge which was terminated when the amortization was completed.
     Federal income taxes attributable to operations increased primarily due to an increase in pre-tax operating income partly offset in the quarter by changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
     The decrease in nonoperating income for the third quarter was due to the cessation of deferred Zimmer Plant carrying charges as a result of the completion of the amortization and surcharge recovery of the deferred Zimmer Plant phase-in revenues in June 1997. As a result net income was unaffected. Nonoperating income for the year-to-date period increased due to the effect of losses recorded in the first quarter of 1996 from certain deferred demand side management program costs and the clean-up of underground fuel storage tanks at one of the Company's facilities.

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended           Nine Months Ended
                                             September 30,              September 30,
                                           1997        1996           1997         1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $362,058    $339,847      $1,023,879    $993,224

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   62,275      59,546         176,051     176,101
  Purchased Power. . . . . . . . . . . .   54,043      33,887         124,216     103,203
  Other Operation. . . . . . . . . . . .   80,399      74,853         240,310     232,349
  Maintenance. . . . . . . . . . . . . .   29,408      28,269          85,103      84,818
  Depreciation and Amortization. . . . .   35,271      35,193         105,395     105,171
  Amortization of Rockport Plant Unit 1
    Phase-in Plan Deferrals. . . . . . .    2,999       3,911          10,821      11,733
  Taxes Other Than Federal Income Taxes.   15,781      19,823          49,657      58,184
  Federal Income Taxes . . . . . . . . .   21,433      23,242          61,843      57,094
          TOTAL OPERATING EXPENSES . . .  301,609     278,724         853,396     828,653
OPERATING INCOME . . . . . . . . . . . .   60,449      61,123         170,483     164,571
NONOPERATING INCOME (LOSS) . . . . . . .      499        (255)          1,464        (620)
INCOME BEFORE INTEREST CHARGES . . . . .   60,948      60,868         171,947     163,951
INTEREST CHARGES . . . . . . . . . . . .   15,857      16,322          48,689      50,131
NET INCOME . . . . . . . . . . . . . . .   45,091      44,546         123,258     113,820
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,219       2,406           4,544       8,264
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 43,872    $ 42,140      $  118,714    $105,556



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                           1997        1996           1997        1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $285,783    $242,269       $269,071    $235,107
NET INCOME . . . . . . . . . . . . . . .   45,091      44,546        123,258     113,820
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   44,066      28,127        102,196      84,381
    Cumulative Preferred Stock . . . . .    1,186       2,359          3,573       7,608
  Capital Stock Expense. . . . . . . . .       33          47            971         656

BALANCE AT END OF PERIOD . . . . . . . . $285,589    $256,282       $285,589    $256,282

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,536,799      $2,525,969
  Transmission . . . . . . . . . . . . . . . . . . . .        884,842         881,407
  Distribution . . . . . . . . . . . . . . . . . . . .        717,222         696,069
  General (including nuclear fuel) . . . . . . . . . .        209,412         189,619
  Construction Work in Progress. . . . . . . . . . . .        107,721          84,605
          Total Electric Utility Plant . . . . . . . .      4,455,996       4,377,669
  Accumulated Depreciation and Amortization. . . . . .      1,947,158       1,861,893

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,508,838       2,515,776

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL
 DISPOSAL TRUST FUNDS. . . . . . . . . . . . . . . . .        548,614         490,778

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        166,324         154,265



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          8,275           8,233
  Accounts Receivable. . . . . . . . . . . . . . . . .        119,700         125,822
  Allowance For Uncollectible Accounts . . . . . . . .         (1,063)           (156)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         18,865          23,977
  Materials and Supplies . . . . . . . . . . . . . . .         73,481          77,074
  Accrued Utility Revenues . . . . . . . . . . . . . .         31,011          38,295
  Prepayments. . . . . . . . . . . . . . . . . . . . .          4,904          10,271

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        255,173         283,516




REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        406,214         421,692

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         22,754          31,457



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,907,917      $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                              1997            1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares
    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       732,439          731,272
  Retained Earnings. . . . . . . . . . . . . . . . . .       285,589          269,071
          Total Common Shareholder's Equity. . . . . .     1,074,612        1,056,927
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         9,499           21,977
    Subject to Mandatory Redemption. . . . . . . . . .        68,445          135,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,012,162        1,042,104

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,164,718        2,256,008

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       363,296          313,845
  Other. . . . . . . . . . . . . . . . . . . . . . . .       208,440          174,903

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       571,736          488,748

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .        35,000             -
  Short-term Debt. . . . . . . . . . . . . . . . . . .        57,850           43,500
  Accounts Payable . . . . . . . . . . . . . . . . . .        25,430           61,892
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        51,785           65,400
  Interest Accrued . . . . . . . . . . . . . . . . . .        17,337           15,281
  Rent Accrued - Rockport Plant Unit 2 . . . . . . . .        23,427            4,963
  Obligations Under Capital Leases . . . . . . . . . .        32,891           29,740
  Dividends Declared . . . . . . . . . . . . . . . . .        16,185            2,359
  Other. . . . . . . . . . . . . . . . . . . . . . . .        65,231           59,114

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       325,136          282,249

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       575,529          594,879

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       140,567          146,473

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        93,346           96,125

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        36,885           33,002

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,907,917       $3,897,484

See Notes to Consolidated Financial Statements.
/TABLE

              INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                 Nine Months Ended
                                                                    September 30,
                                                                 1997           1996
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 123,258      $ 113,820
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    111,176        110,934
    Amortization of Rockport Plant Unit 1
      Phase-in Plan Deferrals. . . . . . . . . . . . . . . .     10,821         11,733
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     (9,753)       (19,438)
    Deferred Investment Tax Credits. . . . . . . . . . . . .     (5,906)        (5,945)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .      7,029        (10,422)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      8,705            (49)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .      7,284         13,590
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (36,462)       (25,712)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (13,615)        (6,798)
    Rent Accrued - Rockport Plant Unit 2 . . . . . . . . . .     18,464         18,464
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     15,010         31,674
        Net Cash Flows From Operating Activities . . . . . .    236,011        231,851

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .    (79,066)       (58,283)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,798            979
        Net Cash Flows Used For Investing Activities . . . .    (77,268)       (57,304)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .     47,728         38,579
  Retirement of Cumulative Preferred Stock . . . . . . . . .    (78,838)       (30,568)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (50,000)       (46,091)
  Change in Short-term Debt (net). . . . . . . . . . . . . .     14,350        (49,550)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (87,195)       (84,381)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (4,746)        (8,139)
        Net Cash Flows Used For Financing Activities . . . .   (158,701)      (180,150)

Net Increase (Decrease) in Cash and Cash Equivalents . . . .         42         (5,603)
Cash and Cash Equivalents at Beginning of Period . . . . . .      8,233         13,723
Cash and Cash Equivalents at End of Period . . . . . . . . .  $   8,275      $   8,120

Supplemental Disclosure:
  Cash paid  for interest  net of capitalized amounts was  $44,575,000 and $45,635,000 and for income taxes was $83,580,000 and $87,746,000 in 1997 and 1996, respectively.
  Noncash acquisitions under  capital leases were $80,231,000 and  $44,848,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.
/TABLE

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)

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

          In March 1997, the Company, as part of a tender offer, reacquired and retired the following shares of Cumulative
     Preferred Stock at the prices listed plus an amount equal to accrued dividends:

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

3.   NUCLEAR DECOMMISSIONING AND RATE PHASE-IN PLANS

     Decommissioning and Low Level Waste Accumulation Disposal
     Costs

           A 1997 nuclear decommissioning study has been completed. The estimated cost of decommissioning at the Company's Donald C. Cook Nuclear Plant ranges from $700 million to $1,152 million in 1997 nondiscounted dollars.
     The previous estimated costs including low level radioactive waste accumulation disposal ranged from $634 million to $988 million in 1993 nondiscounted dollars. See Note 3 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in the 1996 Annual Report for further discussion of decommissioning.

     Rate Phase-in Plans

          A rate phase-in plan in the Indiana jurisdiction provides for the recovery and straight-line amortization of deferred Rockport Plant Unit 1 costs over ten years beginning in August 1987. In August 1997 the amortization of the deferred Rockport Plant Unit 1 Phase-in Plan costs attributable to the Indiana jurisdiction was completed. In an effort to accelerate the recovery of the Cook Nuclear Plant's decommissioning cost, on September 9, 1997 the Company filed a petition with the Indiana Utility Regulatory Commission requesting authority to increase accrual of its nuclear decommissioning expense in an amount equal to the expired Rockport Plant Unit 1 Phase-in Plan amortization expense, with no effect on customers' rates and net income. The matter is pending.

 4.  COMMITMENTS AND CONTINGENCIES

     Taxes

          As discussed in Note 7, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) claimed on Federal income tax returns should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of the COLI interest deductions through September 30, 1997 would reduce earnings by approximately $57 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Cook Plant Shutdown

          On September 9 and 10, 1997, during a Nuclear Regulatory Commission (NRC) architect engineer design inspection, questions regarding the operability of certain safety systems caused Company operations personnel to shut down Units 1 and 2 of the Cook Nuclear Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring the Company to address certain issues identified in the letter. The Company is working with the NRC to resolve this matter. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a timely manner, it could have an adverse impact on results of operations and possibly financial condition.

         INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
     Net income increased slightly for the quarter and increased 8% or $9.4 million for the year-to-date period due primarily to increased revenues and a reduction in taxes other than federal income taxes.
     Income statement line items which changed significantly
were:
                                    Increase (Decrease)
                             Third Quarter         Year-to-Date
                          (in millions)   %     (in millions)  %

Operating Revenues . . . . .  $22.2       7         $30.7      3
Fuel Expense . . . . . . . .    2.7       5           (.1)     -
Purchased Power Expense. . .   20.2      59          21.0     20
Other Operation Expense. . .    5.5       7           8.0      3
Taxes Other Than Federal
 Income Taxes. . . . . . . .   (4.0)    (20)         (8.5)   (15)
Federal Income Taxes . . . .   (1.8)     (8)          4.7      8

     Operating revenues increased for both periods due predominantly to an increase in sales to wholesale customers largely as a result of new power marketing transactions which began in July 1997. The new power marketing transactions involve the purchase and sale of electricity outside of AEP's transmission system. The increase in wholesale sales for the year-to-date period is also due to increased coal conversion and transmission services. The increase for the year-to-date period can be attributed to an increase in retail revenues reflecting an increase in revenues under a fuel cost recovery mechanism and an increase in sales to industrial customers due to increased usage. Under the fuel cost recovery mechanism, fuel and purchased power costs not reflected in rates are deferred for future recovery.
     Fuel expense increased for the quarter due to increased utilization of higher cost coal-fired generation due to reduced nuclear generation. The Donald C. Cook Nuclear Plant (Cook Nuclear Plant) Units 1 and 2 were taken out of service in early September to resolve concerns regarding the documentation of safety systems. See discussion below of Cook Plant Shutdown. Cook Nuclear Plant Unit 2 began a refueling, inspection and general maintenance process on October 13, 1997.
     The increase in purchased power expense for both periods was the result of the new power marketing transactions and additional energy purchases from the Power Pool due to the unavailability of the nuclear units.
     Other operation expense increased for both periods as a result of the effect of recording a gain in 1996 on the disposition of emission allowances and, for the year-to-date period, increased administrative and general expenses and uncollectible accounts receivable expense.
     The decrease in taxes other than federal income taxes for both periods was the result of lower Indiana and Michigan real and personal property tax accruals.
     Federal income taxes attributable to operations decreased for the quarter due to changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes. The increase in federal income taxes for the year-to-date period resulted from an increase in pre-tax operating income.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the year-to-date period were $160 million. During the first nine months of 1997 short-term debt outstanding increased by $14 million.
     In February 1997 the Company issued $48 million of 6.40% First Mortage Bonds due in 2000. In May 1997 the Company redeemed $50 million of 8.75% First Mortgage Bonds due in 2022.
     As part of a January 1997 tender offer for all of the Company's outstanding preferred stock, 774,069 shares of $100 par value preferred stock were reacquired. The total cost of the stock reacquisition was $78 million. At a special meeting of shareholders held on February 28, 1997, the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result, unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $175 million for unsecured short-term borrowings.
REVISED AIR QUALITY STANDARDS
     On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.
     Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.
COOK PLANT SHUTDOWN
     On September 9 and 10, 1997, during a Nuclear Regulatory Commission (NRC) architect engineer design inspection, questions regarding the operability of certain safety systems caused Company operations personnel to shut down Units 1 and 2 of the Cook Nuclear Plant. On September 19, 1997, the NRC issued a Confirmatory Action Letter requiring the Company to address certain issues identified in the letter. The Company is working with the NRC to resolve this matter. At this time management is unable to determine when the units will be returned to service. If the units are not returned to service in a timely manner, it could have an adverse impact on results of operations and possibly financial condition.

                          KENTUCKY POWER COMPANY
                           STATEMENTS OF INCOME
                                (UNAUDITED)
                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1997        1996        1997         1996
                                                          (in thousands)
OPERATING REVENUES . . . . . . . . . . . . $89,791     $78,499     $256,472     $245,818

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  20,020      16,821       58,647       58,611
  Purchased Power. . . . . . . . . . . . .  28,632      23,643       73,775       68,264
  Other Operation. . . . . . . . . . . . .  13,241       9,774       37,130       34,104
  Maintenance. . . . . . . . . . . . . . .   6,148       7,485       16,826       22,839
  Depreciation and Amortization. . . . . .   6,649       6,288       19,708       18,809
  Taxes Other Than Federal Income Taxes. .   2,427       2,246        7,266        6,364
  Federal Income Taxes . . . . . . . . . .   1,837       1,849        7,614        4,975

         TOTAL OPERATING EXPENSES. . . . .  78,954      68,106      220,966      213,966

OPERATING INCOME . . . . . . . . . . . . .  10,837      10,393       35,506       31,852

NONOPERATING LOSS. . . . . . . . . . . . .     (62)        (97)        (351)        (526)

INCOME BEFORE INTEREST CHARGES . . . . . .  10,775      10,296       35,155       31,326

INTEREST CHARGES . . . . . . . . . . . . .   6,323       5,855       18,431       17,760

NET INCOME . . . . . . . . . . . . . . . . $ 4,452     $ 4,441     $ 16,724     $ 13,566




                      STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                             1997        1996        1997         1996
                                                          (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $82,982     $88,374      $84,090      $91,381

NET INCOME . . . . . . . . . . . . . . . .   4,452       4,441       16,724       13,566

CASH DIVIDENDS DECLARED. . . . . . . . . .   6,690       6,066       20,070       18,198

BALANCE AT END OF PERIOD . . . . . . . . . $80,744     $86,749      $80,744      $86,749



The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Financial Statements.
/TABLE

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                         September 30,    December 31,
                                                             1997             1996
                                                                (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $247,665         $244,805
  Transmission . . . . . . . . . . . . . . . . . . . .      267,281          264,563
  Distribution . . . . . . . . . . . . . . . . . . . .      337,797          329,184
  General. . . . . . . . . . . . . . . . . . . . . . .       67,187           64,650
  Construction Work in Progress. . . . . . . . . . . .       63,959           48,400
          Total Electric Utility Plant . . . . . . . .      983,889          951,602
  Accumulated Depreciation and Amortization. . . . . .      292,629          286,640

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      691,260          664,962

OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        6,434            6,452

CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        1,477            1,106
  Accounts Receivable. . . . . . . . . . . . . . . . .       29,158           28,589
  Allowance for Uncollectible Accounts . . . . . . . .         (536)            (272)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        9,492            9,244
  Materials and Supplies . . . . . . . . . . . . . . .       13,040           13,175
  Accrued Utility Revenues . . . . . . . . . . . . . .        6,463            8,175
  Prepayments. . . . . . . . . . . . . . . . . . . . .        1,809            2,011

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       60,903           62,028


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .       89,808           88,776

DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        6,903           11,361

            TOTAL. . . . . . . . . . . . . . . . . . .     $855,308         $833,579

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                              BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997           1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares
    Outstanding - 1,009,000 Shares . . . . . . . . . .      $ 50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       118,750         108,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        80,744          84,090
          Total Common Shareholder's Equity. . . . . .       249,944         243,290
  First Mortgage Bonds . . . . . . . . . . . . . . . .       179,384         179,305
  Notes Payable. . . . . . . . . . . . . . . . . . . .        75,000          75,000
  Subordinated Debentures. . . . . . . . . . . . . . .        38,923          38,893

          TOTAL CAPITALIZATION . . . . . . . . . . . .       543,251         536,488

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        22,191          19,467

CURRENT LIABILITIES:
  Short-term Debt. . . . . . . . . . . . . . . . . . .        71,450          51,675
  Accounts Payable . . . . . . . . . . . . . . . . . .        22,017          31,057
  Customer Deposits. . . . . . . . . . . . . . . . . .         3,580           3,409
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         3,827           5,064
  Interest Accrued . . . . . . . . . . . . . . . . . .         6,442           5,217
  Other. . . . . . . . . . . . . . . . . . . . . . . .        11,388           9,199

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       118,704         105,621

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       154,003         153,538

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        16,083          17,007

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         1,076           1,458

CONTINGENCIES (Note 4)

            TOTAL. . . . . . . . . . . . . . . . . . .      $855,308        $833,579

See Notes to Financial Statements.

                          KENTUCKY POWER COMPANY
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                Nine Months Ended
                                                                  September 30,
                                                                1997          1996
                                                                  (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,724      $ 13,566
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    19,718        18,864
    Deferred Federal Income Taxes. . . . . . . . . . . . . .       163           (16)
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (924)         (933)
    Amortization of Deferred Property Taxes. . . . . . . . .     3,690         3,528
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .      (305)       (1,716)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .      (113)       (1,087)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     1,712         8,441
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    (9,040)       (6,982)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (1,237)        1,232
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     5,301         5,520
        Net Cash Flows From Operating Activities . . . . . .    35,689        40,417

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (45,023)      (38,561)
  Proceeds from Sales of Property. . . . . . . . . . . . . .      -              250
        Net Cash Flows Used For Investing Activities . . . .   (45,023)      (38,311)

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .    10,000        10,000
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .      -           74,985
  Change in Short-term Debt (net). . . . . . . . . . . . . .    19,775         6,200
  Retirement of Long-term Debt . . . . . . . . . . . . . . .      -          (74,737)
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (20,070)      (18,198)
        Net Cash Flows From (Used For) Financing Activities.     9,705        (1,750)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       371           356
Cash and Cash Equivalents at Beginning of Period . . . . . .     1,106         1,031
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,477      $  1,387

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was  $16,950,000 and $16,920,000 and for income taxes was $8,115,000 and $4,585,000 in 1997 and 1996, respectively.
  Noncash acquisitions under capital leases  were $3,571,000 and $4,571,000  in 1997 and 1996, respectively.

See Notes to Financial Statements.

                      KENTUCKY POWER COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)


1.   GENERAL

          The accompanying unaudited financial statements should be read in conjunction with the 1996 Annual Report as incorporated in and filed with the Form 10-K.

2.   FINANCING ACTIVITIES

          The Company received from its parent a cash capital contribution of $10 million in June 1997 which was credited to paid-in capital. In October 1997 the Company issued $48 million of Unsecured Medium Term Notes at 6.91% due 2007.

3.   RATE MATTERS

          In a May 27, 1997 order the Kentucky Public Service Commission (KPSC) approved the Company's request for a monthly surcharge to recover environmental compliance costs. The surcharge was applied to bills rendered on and after July 7, 1997. However, as part of the May 27, 1997 order the KPSC directed the Company to refund to ratepayers the emission allowance sale proceeds, through a reduction of the first twelve months of environmental surcharge revenues. Management believes the KPSC's order unlawfully requires the Company to refund the allowance sale proceeds and is pursuing a favorable resolution of this matter through the appeals process. The Company believes, based on written advice of outside counsel, that it is probable it will prevail on appeal. No provision for loss has been recorded. At September 30, 1997 the effect on net income should the Company not prevail is $1.7 million ($1.1 million after tax).

4.   CONTINGENCIES

     Taxes

          As discussed in Note 7, "Federal Income Taxes" of the Notes to Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) claimed by the Company for 1992 and 1993 should be disallowed. The COLI program was established in 1992 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deductions. Although no disallowance has been proposed, a disallowance of COLI interest deductions through September 30, 1997 would reduce earnings by approximately $6 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Other

          The Company continues to be involved in certain other matters discussed in its 1996 Annual Report.

                      KENTUCKY POWER COMPANY
     MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
     Net income remained relatively unchanged for the quarter and increased $3.2 million or 23% for the year-to-date period. The increase in net income for the year-to-date period is attributable to an increase in wholesale revenues and a decrease in maintenance expense.
     Income statement items that changed significantly were:
                                    Increase (Decrease)
                            Third Quarter        Year-to-Date
                          (in millions)  %   (in millions)    %

Operating Revenues. . . . .   $11.3      14      $10.7         4
Fuel Expense. . . . . . . .     3.2      19         -          -
Purchased Power Expense . .     5.0      21        5.5         8
Other Operation Expense . .     3.5      35        3.0         9
Maintenance Expense . . . .    (1.3)    (18)      (6.0)      (26)
Taxes Other Than Federal
  Income Taxes. . . . . . .     0.2       8        0.9        14
Federal Income Taxes. . . .      -        -        2.6        53

     The increase in operating revenues for the third quarter and year-to-date periods was due primarily to increased wholesale revenues from new power marketing transactions and increased energy sales to the AEP System Power Pool (Power Pool) due to increased availability of Big Sandy Plant Unit 2 in 1997. The new power marketing transactions involve the purchase and sale of electricity outside of the AEP transmission system. Year-to-date wholesale revenues also rose due to an increase in coal conversion service revenues which are for the conversion of customers' coal to electricity.
     Fuel expense rose for the quarter due to increased generation reflecting the effect of scheduled maintenance work in 1996 at the Company's Big Sandy Plant Unit 2.
     The increases in purchased power expense for both periods resulted mainly from the new power marketing transactions.
     Other operation expense increased for the quarter and year-to-date periods primarily due to the effects of gains on the sale of emission allowances recorded in 1996 and the write-down in 1997 of certain preliminary survey costs related to a future plant site.
     The significant decrease in maintenance expense in both periods reflects the effects of scheduled steam plant maintenance work in 1996 at the Company's Big Sandy Plant Unit 2 and reduced overhead distribution line maintenance work in 1997.

     The increase in taxes other than federal income taxes, which was due to an increase in state income taxes, and the increase in federal income taxes resulted from an increase in pre-tax operating income.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1997        1996          1997         1996
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $486,398    $483,957     $1,417,845   $1,438,081
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .  156,482     162,606        462,720      485,358
  Purchased Power. . . . . . . . . . . .   37,270      17,086         69,738       48,326
  Other Operation. . . . . . . . . . . .   78,623      83,518        240,182      245,394
  Maintenance. . . . . . . . . . . . . .   39,443      43,645        102,292      114,795
  Depreciation and Amortization. . . . .   35,323      34,499        105,351      103,142
  Taxes Other Than Federal Income Taxes.   42,938      43,214        126,801      125,949
  Federal Income Taxes . . . . . . . . .   27,203      30,137         92,022       90,738

          TOTAL OPERATING EXPENSES . . .  417,282     414,705      1,199,106    1,213,702
OPERATING INCOME . . . . . . . . . . . .   69,116      69,252        218,739      224,379
NONOPERATING INCOME. . . . . . . . . . .    2,273       4,338          9,803        6,600
INCOME BEFORE INTEREST CHARGES . . . . .   71,389      73,590        228,542      230,979
INTEREST CHARGES . . . . . . . . . . . .   20,718      18,670         61,961       65,574
NET INCOME . . . . . . . . . . . . . . .   50,671      54,920        166,581      165,405
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      370       2,201          2,278        6,681
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 50,301    $ 52,719     $  164,303   $  158,724



               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                (UNAUDITED)

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                           1997        1996          1997         1996
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $573,236    $552,605     $584,015       $518,029
NET INCOME . . . . . . . . . . . . . . .   50,671      54,920      166,581        165,405
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   37,562      35,714      161,771        107,142
    Cumulative Preferred Stock . . . . .      370       2,167        2,829          6,555
  Capital Stock Expense. . . . . . . . .     -             43           21            136

BALANCE AT END OF PERIOD . . . . . . . . $585,975    $569,601     $585,975       $569,601

The common stock of the Company is wholly owned by American Electric Power Company, Inc.

See Notes to Consolidated Financial Statements.
/TABLE

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997            1996
                                                                 (in thousands)
ASSETS
ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,585,787      $2,556,507
  Transmission . . . . . . . . . . . . . . . . . . . .        831,336         820,636
  Distribution . . . . . . . . . . . . . . . . . . . .        893,807         872,936
  General (including mining assets). . . . . . . . . .        699,169         680,443
  Construction Work in Progress. . . . . . . . . . . .         85,651          66,099
          Total Electric Utility Plant . . . . . . . .      5,095,750       4,996,621
  Accumulated Depreciation and Amortization. . . . . .      2,319,694       2,216,534

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,776,056       2,780,087


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        118,563         106,485


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         38,826          24,003
  Accounts Receivable. . . . . . . . . . . . . . . . .        243,760         232,734
  Allowance for Uncollectible Accounts . . . . . . . .         (2,567)         (1,433)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .        120,723         113,361
  Materials and Supplies . . . . . . . . . . . . . . .         73,658          75,908
  Accrued Utility Revenues . . . . . . . . . . . . . .         28,808          38,852
  Prepayments. . . . . . . . . . . . . . . . . . . . .         36,282          44,203

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        539,490         527,628



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        541,358         540,123


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         78,350         137,843



            TOTAL. . . . . . . . . . . . . . . . . . .     $4,053,817      $4,092,166


See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                                          September 30,   December 31,
                                                              1997           1996
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares
    Outstanding - 27,952,473 Shares. . . . . . . . . .     $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . .        462,285         460,662
  Retained Earnings. . . . . . . . . . . . . . . . . .        585,975         584,015
          Total Common Shareholder's Equity. . . . . .      1,369,461       1,365,878
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         17,575          38,532
    Subject to Mandatory Redemption. . . . . . . . . .         11,850         109,900
  Long-term Debt . . . . . . . . . . . . . . . . . . .      1,014,661       1,002,436

          TOTAL CAPITALIZATION . . . . . . . . . . . .      2,413,547       2,516,746

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        286,037         245,032

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .         83,024          67,293
  Short-term Debt. . . . . . . . . . . . . . . . . . .         94,425          41,302
  Accounts Payable . . . . . . . . . . . . . . . . . .        124,111          89,399
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         82,687         162,798
  Interest Accrued . . . . . . . . . . . . . . . . . .         23,997          18,094
  Obligations Under Capital Leases . . . . . . . . . .         28,980          24,153
  Other. . . . . . . . . . . . . . . . . . . . . . . .         97,001          84,385

          TOTAL CURRENT LIABILITIES. . . . . . . . . .        534,225         487,424

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .        726,664         738,626

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .         43,774          46,308

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .         49,570          58,030

CONTINGENCIES (Note 3)

            TOTAL. . . . . . . . . . . . . . . . . . .     $4,053,817      $4,092,166

See Notes to Consolidated Financial Statements.

                    OHIO POWER COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1997           1996
                                                                    (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 166,581      $ 165,405
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . .    129,597        123,326
    Deferred Federal Income Taxes. . . . . . . . . . . . . .         85         14,291
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . .    (22,257)        (8,933)
    Amortization of Deferred Property Taxes. . . . . . . . .     57,646         59,738
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     (9,892)       (12,715)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     (5,112)         8,787
    Accrued Utility Revenues . . . . . . . . . . . . . . . .     10,044          7,578
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .      7,921         (2,187)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .     34,712         (1,904)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (80,111)       (77,402)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .     21,556         18,488
        Net Cash Flows From Operating Activities . . . . . .    310,770        294,472

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (102,469)       (72,288)
  Proceeds from Sale of Property and Other . . . . . . . . .      8,553          7,113
        Net Cash Flows Used For Investing Activities . . . .    (93,916)       (65,175)

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .    146,589           -
  Change in Short-term Debt (net). . . . . . . . . . . . . .     53,123         73,937
  Retirement of Cumulative Preferred Stock . . . . . . . . .   (117,601)        (1,752)
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (119,542)      (158,818)
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (161,771)      (107,142)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .     (2,829)        (6,555)
        Net Cash Flows Used For Financing Activities . . . .   (202,031)      (200,330)

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     14,823         28,967
Cash and Cash Equivalents at Beginning of Period . . . . . .     24,003         44,000
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  38,826      $  72,967

Supplemental Disclosure:
  Cash paid for  interest net  of capitalized amounts was  $54,010,000 and $57,949,000 and for income taxes was $98,341,000 and $79,932,000 in 1997 and 1996, respectively.
  Noncash acquisitions  under capital leases were $41,667,000 and  $19,903,000 in 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.

               OHIO POWER COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                           (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1996 Annual
     Report as incorporated in and filed with the Form 10-K.

2.   FINANCING ACTIVITY

          During the first nine months of 1997 the Company issued $50 million of 7.92% Junior Subordinated Deferrable Interest Debentures due 2027, $48 million of 6.73% Unsecured Medium Term Notes due 2004 and a coal mining subsidiary received $50 million under a sale-leaseback agreement accounted for as a financing transaction. Under this accounting the assets sold remain on the books and the seller recognizes a financing liability as part of long-term debt. The Company and a subsidiary also retired $117 million of long-term debt: $50 million of 8.75% Series First Mortgage Bonds due in 2022 under maintenance provisions at 100%, $47 million of 6-1/2% Series First Mortgage Bonds and $20 million of 7.19% Notes Payable at maturity.

          As a result of the redemption at maturity of the 6-1/2%
     Series First Mortgage Bonds due in 1997, the restriction on the use of retained earnings for the payment of common stock dividends was reduced to $20.8 million.

          In March 1997 the Company, as part of a tender offer, reacquired and retired the following shares of cumulative preferred stock at the prices listed plus an amount equal to accrued dividends:

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

3.   CONTINGENCIES

     Taxes

          As discussed in Note 8, "Federal Income Taxes" of the Notes to Consolidated Financial Statements in the 1996 Annual Report, the Internal Revenue Service (IRS) agents auditing the AEP System's consolidated federal income tax returns for the years 1991 through 1993 requested a ruling from their National Office as to whether certain interest deductions relating to corporate owned life insurance (COLI) should be disallowed. The COLI program was established in 1990 as part of the Company's strategy to fund and reduce the cost of medical benefits for retired employees. AEP filed a brief with the IRS National Office defending the subject deduction. Although no disallowance has been proposed, a disallowance of COLI interest deductions through September 30, 1997 would reduce earnings by approximately $103 million inclusive of interest. Management believes it will ultimately prevail on this issue and will vigorously contest any disallowance that may be proposed.

     Revised Air Quality Standards

          On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.

          Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

     Other

          The Company continues to be involved in certain other matters discussed in the 1996 Annual Report.

               OHIO POWER COMPANY AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

            THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                               AND
             YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996
RESULTS OF OPERATIONS
     Although energy sales increased slightly for the third quarter, net income decreased $4.3 million or 8% primarily due to an increase in purchased power expense, a decrease in nonoperating income and an increase in interest charges. Net income increased $1.2 million for the year-to-date period reflecting an increase in nonoperating income and a reduction in interest charges.
     Operating revenues increased slightly for the third quarter due predominantly to a 3% increase in sales to wholesale customers largely as a result of new power marketing transactions. Although total energy sales increased for the quarter, sales to retail customers decreased 1% as usage by weather-sensitive residential customers declined by 1% reflecting the mild summer weather and consumption by industrial customers decreased by 1% due to a major industrial customer's labor strike.
     Year-to-date operating revenues declined $20 million or 1% predominantly due a reduction in retail revenues reflecting a 4% decrease in energy sales to weather-sensitive residential customers and decreased industrial sales due to the labor strike and the negative effect on revenues of a contract price reduction for another major industrial customer. Although sales to retail customers declined, total energy sales for the year-to-date period increased 3% primarily as a result of an 11% increase in energy sales to wholesale customers. The significant rise in wholesale sales reflects the new power marketing transactions and an increase in coal conversion service sales, which are for the conversion of customers' coal to electricity. The new power marketing transactions involve the purchase and sale of electricity outside of the AEP transmission system.

     Income statement lines which changed significantly were:
                                    Increase (Decrease)
                             Third Quarter       Year-to-Date
                          (in millions)   %   (in millions)    %

Fuel Expense. . . . . . . .     $(6.1)   (4)      $(22.6)     (5)
Purchased Power . . . . . .      20.2   118         21.4      44
Other Operation Expense . .      (4.9)   (6)        (5.2)     (2)
Maintenance Expense . . . .      (4.2)  (10)       (12.5)    (11)
Federal Income Taxes. . . .      (2.9)  (10)         1.3       1
Nonoperating Income . . . .      (2.1)  (48)         3.2      49
Interest Charges. . . . . .       2.0    11         (3.6)     (6)

     The decreases in fuel expense for the third quarter and year-to-date periods were mainly due to a reduction in generation attributable to the decrease in energy demand by retail customers.
     Purchased power expense increased for both periods primarily due to the new power marketing transactions which began in July 1997.
     Other operation expense declined in the third quarter primarily due to decreased employee pension and benefit costs.
     The decreases in maintenance expense for both periods were mainly due to decreased boiler plant maintenance reflecting a reduction in planned maintenance work on the Company's generating units.
     Federal income tax expense attributable to operations decreased in the third quarter due to a decrease in pre-tax operating income and changes in certain book/tax differences accounted for on a flow-through basis for rate-making and financial reporting purposes.
     The decrease in nonoperating income for the quarter was due to the effect of adjustments recorded in 1996 related to emission allowance transactions. On a year-to-date basis nonoperating income increased as a result of the effect of losses recorded in 1996 related to emission allowance transactions.
     Interest charges increased in the third quarter due to the effect of a September 1996 adjustment to commission authorized carrying charges recorded on deferred gains from the sale of emission allowances. The decrease in interest charges for the year-to-date period was due to a reduction in the average levels of long-term debt outstanding resulting from the redemption of long-term debt.
FINANCIAL CONDITION
     Total plant and property additions including capital leases for the first nine months of 1997 were $144 million.
     During the first nine months of 1997, the Company and a subsidiary retired $117 million principal amount of long-term debt with interest rates ranging from 6-1/2% to 8.75%, issued $148 million of long-term obligations at interest rates ranging from 6.73% to 7.92% and increased short-term debt by $53 million.
     As part of the January 1997 tender offer for all of the Company's outstanding preferred stock, 1,190,062 shares of $100 par value preferred stock were reacquired. The total cost of the stock reacquisition was $118 million. At a special meeting of shareholders held on February 28, 1997 the Company's articles of incorporation were amended to remove certain capitalization ratio requirements which restricted the Company's ability to issue unsecured debt. As a result unsecured borrowings are now limited only by the Public Utility Holding Company Act of 1935 with the current limitation set at $250 million for unsecured short-term borrowings.
     As a result of the redemption at maturity of the 6-1/2% Series First Mortgage Bonds due in 1997, the restriction on the use of retained earnings for the payment of common stock dividends was reduced to $20.8 million.
REVISED AIR QUALITY STANDARDS
     On July 18, 1997, the United States Environmental Protection Agency published a revised National Ambient Air Quality Standard (NAAQS) for ozone and a new NAAQS for fine particulate matter (less than 2.5 microns in size). The new ozone standard is expected to result in redesignation of a number of areas of the country that are currently in compliance with the existing standard to nonattainment status which could ultimately dictate more stringent emission restrictions for AEP System generating units. New stringent emission restrictions on AEP System generating units to achieve attainment of the fine particulate matter standard could also be imposed. The AEP System operating companies joined with other utilities to appeal the revised NAAQS and filed petitions for review in August and September 1997 in the U.S. Court of Appeals for the District of Columbia Circuit.
     Management is unable to estimate compliance costs without knowledge of the reductions that may be necessary to meet the new standards. If such costs are significant, it could have a material adverse effect on results of operations and possibly financial condition unless such costs are recovered.

                   PART II.  OTHER INFORMATION
Item 5.  Other Information.

American Electric Power Company, Inc. ("AEP") and Appalachian
Power Company ("APCo")

     Reference is made to page 12 of the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K") for a discussion of APCo's proposed transmission facilities. On September 30, 1997, APCo filed applications for certificates to build its 765,000-volt line from its Wyoming station to its Cloverdale station, at a cost estimated to be $263,000,000, with the Virginia State Corporation Commission and Public Service Commission of West Virginia.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern
Power Company ("CSPCo"), Indiana Michigan Power Company ("I&M"),
Kentucky Power Company ("KEPCo") and Ohio Power Company ("OPCo")

     Reference is made to page 22 of the 1996 10-K and page II-4 of the Quarterly Report on Form 10-Q for the quarter ended June
30, 1997 for a discussion of the assessment of long range transport of ozone precursors.

     On or about August 14, 1997, eight northeast states filed petitions with the United States Environmental Protection Agency
("Federal EPA") under Section 126 of the Clean Air Act alleging that nitrogen oxides ("NOx") emissions from sources in upwind midwestern states are significantly contributing to non-attainment of the ambient air quality standard for ozone in the petitioning states. These petitions seek the development of controls for the upwind sources in a rulemaking to be undertaken by Federal EPA. AEP System coal-fired generating plants are included (directly or indirectly) as sources in each of these petitions and the rulemaking could require significant reductions of NOx emissions at such AEP plants. AEP System operating companies have joined with other unaffiliated utilities in the filing of a petition for review in October 1997 in the U.S. Court of Appeals for the District of Columbia Circuit of actions outlined in an August 8, 1997 letter from Federal EPA to the State of New Hampshire with regard to the filing of, and standard of review for, these petitions.

     In a separate related proceeding, on November 7, 1997, Federal EPA published in the Federal Register a proposed rulemaking under Section 110 of the Clean Air Act requiring the revision of state implementation plans in 22 eastern states, including those states in which the operating companies of the AEP System have coal-fired generating plants. The proposed rule, if finalized in its current form, will require reductions in NOx emissions from utility sources of approximately 85% below 1990 levels and entail very substantial capital and operating expenditures by AEP System operating companies. Pollution controls to meet the proposed revised NOx emission limits would have to be in place by 2002.
Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          AEP

              Exhibit 3(a) - Restated Certificate of Incorporation of AEP, dated October 29, 1997.

          AEP, APCo and OPCo

              Exhibit 10 - American Electric Power System Excess
              Benefit Plan as Amended through August 25, 1997.

          APCo, CSPCo, I&M, KEPCo and OPCo

              Exhibit 12 - Statement re: Computation of Ratios.

          AEP, AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

              Exhibit 27 - Financial Data Schedule.

     (b)  Reports on Form 8-K:

           Company
          Reporting      Date of Report    Item Reported

          AEP        July 2, 1997  Item 5. Other Events

          AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


Date:  November 12, 1997