Form 10-Q/A
period 1998-03-31
AEP GENERATING CO /OH/
filed 1998-05-15
CIK 857571

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q/A
			        AMENDENT NO. 1
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Yes   X          No
The number of shares outstanding of American Electric Power Company, Inc. Common
Stock, par value $6.50, at April 30, 1998 was 190,428,046.

EXPLANATORY NOTE
 This amendent No. 1 to Form 10-Q for the quarter ended March 31,1998 is filed in order to add an omitted Exhibit 99.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


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