Form 10-Q
period 2000-06-30
AEP GENERATING CO /OH/
filed 2000-08-14
CIK 857571

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

                  For The Quarterly Period Ended JUNE 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period from to

Commission             Registrant; State of Incorporation;     I. R. S. Employer
File Number             Address; and Telephone Number         Identification No.
-----------     ---------------------------------------------- -----------------
  1-3525        AMERICAN ELECTRIC POWER COMPANY, INC.                13-4922640
                (A New York Corporation)
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  0-18135       AEP GENERATING COMPANY (An Ohio Corporation)         31-1033833
                1 Riverside Plaza, Columbus, Ohio  43215
                Telephone (614) 223-1000

  1-3457        APPALACHIAN POWER COMPANY (A Virginia Corporation)   54-0124790
                40 Franklin Road, Roanoke, Virginia  24011
                Telephone (540) 985-2300

  1-1443 CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation) 74-0550600 539 North Carancahua Street,
                Corpus Christi,  Texas 78401-2802
                Telephone (361) 881-5300

  1-2680 COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation) 31-4154203 1 Riverside Plaza,
                Columbus, Ohio 43215
                Telephone (614) 223-1000

  1-3570        INDIANA MICHIGAN POWER COMPANY
                (An Indiana Corporation)                              35-0410455
                One Summit Square
                P.O. Box 60, Fort Wayne, Indiana  46801
                Telephone (219) 425-2111

  1-6858        KENTUCKY POWER COMPANY (A Kentucky Corporation)       61-0247775
                1701 Central Avenue, Ashland, Kentucky  41101
                Telephone (800) 572-1141

  1-6543        OHIO POWER COMPANY (An Ohio Corporation)              31-4271000
                301 Cleveland Avenue S.W., Canton, Ohio  44701
                Telephone (330) 456-8173

  0-343         PUBLIC SERVICE COMPANY OF OKLAHOMA                    73-0410895
                (An Oklahoma Corporation)
                212 East 6th Street, Tulsa, Oklahoma  74119-1212
                Telephone (918) 599-2000

  1-3146        SOUTHWESTERN ELECTRIC POWER COMPANY                   72-0323455
                (A Delaware Corporation)
                428 Travis Street, Shreveport, Louisiana  71156-0001
                Telephone (318) 673-3000

0-340 WEST TEXAS UTILITIES COMPANY (A Texas Corporation) 75-0646790 301 Cypress Street,
                Abilene,  Texas 79601-5820  Telephone (915)
                674-7000

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

Yes   X          No

The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at April 30, 2000 was 194,103,349.


                                                                               Page

     Part I.  FINANCIAL INFORMATION
                American Electric Power Company, Inc. and Subsidiary Companies:
                  Consolidated Statements of Income. . . . . . . . . . . . . . A-1
                  Consolidated Statements of Comprehensive Income . .. . . . . A-2
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . A-3 - A-4
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . A-5
                  Consolidated Statements of Retained Earnings . . . . . . . . A-6
                  Notes to Consolidated Financial Statements . . . . . . . . . A-7 - A-26
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . A-27- A-45

                AEP Generating Company:
                  Statements of Income and Statements of Retained Earnings . . B-1
                  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . B-2 - B-3
                  Statements of Cash Flows . . . . . . . . . . . . . . . . . . B-4
                  Notes to Financial Statements. . . . . . . . . . . . . . . . B-5 - B-6
                  Management's Narrative Analysis of Results of Operations . . B-7 - B-8

                Appalachian Power Company and Subsidiaries:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . C-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . C-2 - C-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . C-4
                  Notes to Consolidated Financial Statements . . . . . . . . . C-5 - C-11
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . C-12- C-18

                Central Power and Light Company:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . D-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . D-2 - D-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . D-4
                  Notes to Consolidated Financial Statements . . . . . . . . . D-5 - D-11
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . D-12- D-20

                Columbus Southern Power Company and Subsidiaries:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . E-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . E-2 - E-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . E-4
                  Notes to Consolidated Financial Statements . . . . . . . . . E-5 - E-11
                  Management's Narrative Analysis of Results of Operations . . E-12- E-14

                Indiana Michigan Power Company and Subsidiaries:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . F-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . F-2 - F-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . F-4
                  Notes to Consolidated Financial Statements . . . . . . . . . F-5 - F-10
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . F-11- F-18



     AMERICAN ELECTRIC POWER COMPANY,INC. AND SUBSIDIARY COMPANIES
                                    FORM 10-Q

                       For The Quarter Ended June 30, 2000

                                      INDEX

                                                                             Page

                Kentucky Power Company:
                  Statements of Income and Statements of Retained Earnings . . G-1
                  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . G-2 - G-3
                  Statements of Cash Flows . . . . . . . . . . . . . . . . . . G-4
                  Notes to Financial Statements. . . . . . . . . . . . . . . . G-5 - G-9
                  Management's Narrative Analysis of Results of Operations . . G-10- G-12

                Ohio Power Company and Subsidiaries:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . H-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . H-2 - H-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . H-4
                  Notes to Consolidated Financial Statements . . . . . . . . . H-5 - H-11
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . H-12- H-20

                Public Service Company of Oklahoma

                  Consolidated Statements of Income and
                    Consolidated  Statements of Retained Earnings . . . . .. . I-1
                  Consolidated Balance Sheets . .  . . . . . . . . . . . . . . I-2 - I-3
                  Consolidated Statements of Cash Flows  . . . . . . . . . . . I-4
                  Notes to Consolidated  Financial Statements . . . . . . .. . I-5
                  Management's Discussion and  Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . I-6 - I-7

                Southwestern Electric Power Company:
                  Consolidated Statements of Income and
                    Consolidated Statements of Retained Earnings . . . . . . . J-1
                  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . J-2 - J-3
                  Consolidated Statements of Cash Flows. . . . . . . . . . . . J-4
                  Notes to Consolidated Financial Statements . . . . . . . . . J-5 - J-9
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . J-10- J-12

                West Texas Utilities Company:
                  Statements of Income and Statements of Retained Earnings . . K-1
                  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . K-2 - K-3
                  Statements of Cash Flows . . . . . . . . . . . . . . . . . . K-4
                  Notes to Financial Statements . . . . . . .. . . . . . . . . K-5 - K-7
                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition . . . . . . . . . . . . K-8 - K-9

     Part II. OTHER INFORMATION
                Item 1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1
                Item 4 . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-1-II-3
                Item 5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3
                Item 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-3-II-4

     SIGNATURE  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . II-5

            This  combined Form 10-Q is  separately  filed by American  Electric
     Power Company,  Inc., AEP Generating  Company,  Appalachian  Power Company,
     Central Power and Light Company,  Columbus Southern Power Company,  Indiana
     Michigan Power Company,  Kentucky Power Company, Ohio Power Company, Public
     Service Company of Oklahoma,  Southwestern  Electric Power Company and West
     Texas Utilities Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

     FORWARD-LOOKING INFORMATION

     This report made by American Electric Power Company, Inc. (AEP) and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

     - Electric load and customer growth. - Abnormal weather conditions. - Available sources and costs of fuels. - Availability of generating capacity.

     - The speed and degree to which competition is introduced to our power generation business. - The structure and timing of a competitive market and its impact on energy prices or fixed rates. - The ability to recover stranded costs in connection with possible/proposed deregulation of generation. - New legislation and government regulations.

     - The ability of AEP to successfully control its costs. - The success of new business ventures. - International developments affecting AEP's foreign investments. - The economic climate and growth in AEP's service territory.

     -  Unforeseen events affecting AEP's restart of Cook Nuclear Plant Unit 1
          which is on   an extended safety related shutdown.
     -  Inflationary trends.
     -  Electricity and gas market prices.
     -  Interest rates - Other risks and unforeseen events.



         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME

                     (in millions, except per-share amounts)
                                   (UNAUDITED)

                       Three Months Ended Six Months Ended

                                                   June 30,               June 30,
                                           ----------------------  ---------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
REVENUES:

  Domestic Regulated Electric Utilities. .   $2,582      $2,393      $4,892      $4,640
  Worldwide Electric and Gas Operations. .      586         569       1,321       1,241
                                             ------      ------      ------      ------
          TOTAL REVENUES . . . . . . . . .    3,168       2,962       6,213       5,881
                                             ------      ------      ------      ------

EXPENSES:

  Fuel and Purchased Power . . . . . . . .      976         822       1,806       1,571
  Maintenance and Other Operation. . . . .      716         672       1,405       1,280
  Merger Costs . . . . . . . . . . . . . .      161        -            161        -
  Depreciation and Amortization. . . . . .      257         251         529         500
  Taxes Other Than Income Taxes. . . . . .      169         170         334         347
  Worldwide Electric and Gas Operations. .      584         499       1,219       1,094
                                             ------      ------      ------      ------
          TOTAL EXPENSES . . . . . . . . .    2,863       2,414       5,454       4,792
                                             ------      ------      ------      ------
OPERATING INCOME . . . . . . . . . . . . .      305         548         759       1,089
OTHER INCOME (LOSS), net. . . .. . . . . .       (2)          9          14          21
                                             ------      ------      ------      ------
INCOME BEFORE INTEREST, PREFERRED
  DIVIDENDS AND INCOME TAXES . . . . . . .      303         557         773       1,110

INTEREST AND PREFERRED DIVIDENDS . . . . .      269         246         522         489
                                             ------      ------      ------      ------

INCOME BEFORE INCOME TAXES . . . . . . . .       34         311         251         621

INCOME TAXES . . . . . . . . . . . . . . .       52         121         129         237
                                             ------      ------      ------      ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  .      (18)        190         122         384

EXTRAORDINARY GAIN - DISCONTINANCE OF
  SFAS 71 ( INCLUSIVE OF TAX BENEFIT
  OF $8 MILLION ) . . . . . . . . . . .  .        9          -            9          -
                                             ------      ------      ------      ------
NET INCOME (LOSS). . . . . . . . . . . . .   $   (9)     $  190      $  131      $  384
                                             ======      ======      ======      ======

AVERAGE NUMBER OF SHARES OUTSTANDING . . .      322         320         322         320
                                                ===         ===         ===         ===

EARNINGS PER SHARE
   Income (Loss) Before Extraordinary Item   $(0.06)      $0.59      $ 0.38      $ 1.20
   Extraordinary Gain - Discontinance of
     SFAS 71 . . . . . . . . . . . . . . .     0.03          -         0.03          -
                                              ------      ------      ------      ------
   Net Income (Loss) . . . . . . . . . . .   $(0.03)      $0.59       $0.41       $1.20
                                              ======      ======      ======      ======

CASH DIVIDENDS PAID PER SHARE. . . . . . .    $0.60       $0.60       $1.20       $1.20
                                              =====       =====       =====       =====

See Notes to Consolidated Financial Statements.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                       Three Months Ended Six Months Ended

                                                   June 30,               June 30,
                                           ----------------------  ---------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
                                                            (in millions)
NET INCOME (LOSS). . . . . . . . . . . . .    $ (9)       $190        $ 131       $384
OTHER COMPREHENSIVE INCOME:
  Foreign Currency Translation

    Adjustments. . . . . . . . . . . . . .     (80)          7         (115)       (55)
  Reclassification Adjustment for Loss
    Included in Net Income . . . . . . . .      27          -            20         -
  Unrealized Gains on Securities . . . . .      -            3           -           8
  Minimum Pension Liability. . . . . . . .      (2)         -            (2)        -
                                              ----        ----        -----       ----
COMPREHENSIVE INCOME (LOSS). . . . . . . .    $(64)       $200        $  34       $337
                                              ====        ====        =====       ====

See Notes to Consolidated Financial Statements.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                June 30,     December 31,
                                                                  2000           1999
                                                              -----------    --------
                                                                    (in millions)
ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . .      $   312        $   653
  Accounts Receivable (net). . . . . . . . . . . . . . . .        2,502          2,027
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . .          359            436
  Materials and Supplies . . . . . . . . . . . . . . . . .          464            460
  Accrued Utility Revenues . . . . . . . . . . . . . . . .          430            322
  Energy Trading Contracts . . . . . . . . . . . . . . . .        4,941          1,001
  Prepayments. . . . . . . . . . . . . . . . . . . . . . .          208            175
                                                                -------        -------

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . .        9,216          5,074
                                                                -------        -------

PROPERTY, PLANT AND EQUIPMENT:
  Electric:
    Production . . . . . . . . . . . . . . . . . . . . . .       15,986         15,869
    Transmission . . . . . . . . . . . . . . . . . . . . .        5,563          5,495
    Distribution . . . . . . . . . . . . . . . . . . . . .       10,534         10,432
  Other (including gas and coal mining assets
    and nuclear fuel). . . . . . . . . . . . . . . . . . .        3,995          4,081
  Construction Work in Progress. . . . . . . . . . . . . .        1,211          1,061
                                                                -------        -------
          Total Property, Plant and Equipment. . . . . . .       37,289         36,938
  Accumulated Depreciation and Amortization. . . . . . . .       15,335         15,073
                                                                -------        -------

          NET PROPERTY, PLANT AND EQUIPMENT. . . . . . . .       21,954         21,865
                                                                -------        -------

REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . .        3,629          3,395
                                                                -------        -------

INVESTMENTS IN POWER AND COMMUNICATIONS PROJECTS . . . . .          924            862
                                                                -------        -------

GOODWILL (net of amortization) . . . . . . . . . . . . . .        1,422          1,531
                                                                -------        -------

OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .        3,254          2,992
                                                                -------        -------

            TOTAL. . . . . . . . . . . . . . . . . . . . .      $40,399        $35,719
                                                                =======        =======

See Notes to Consolidated Financial Statements.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                             ------------    --------
                                                                    (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable . . . . . . . . . . . . . . . . . . . .     $ 1,591         $ 1,280
  Short-term Debt. . . . . . . . . . . . . . . . . . . . .       4,116           3,012
  Preferred Stock Due Within One Year. . . . . . . . . . .          18            -
  Long-term Debt Due Within One Year . . . . . . . . . . .         711           1,367
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .         396             601
  Interest Accrued . . . . . . . . . . . . . . . . . . . .         178             142
  Obligations Under Capital Leases . . . . . . . . . . . .         127              91
  Energy Trading Contracts . . . . . . . . . . . . . . . .       4,857             964
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .         681             609
                                                               -------         -------

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . .      12,675           8,066
                                                               -------         -------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .      10,071          10,157
                                                               -------         -------

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING
  SOLELY JUNIOR SUBORDINATED DEBENTURES OF SUCH
  SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . .         335             335
                                                               -------         -------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .       5,086           5,150
                                                               -------         -------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .         553             580
                                                               -------         -------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . . . .         208             213
                                                               -------         -------

DEFERRED CREDITS AND REGULATORY LIABILITIES. . . . . . . .       1,450             715
                                                               -------         -------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .       1,604           1,648
                                                               -------         -------

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES. . . . . . . .         163             182
                                                               -------         -------

CONTINGENCIES (Note 9)

COMMON SHAREHOLDERS' EQUITY:
  Common Stock-Par Value $6.50:
                                2000          1999
                                ----          ----
    Shares Authorized . . . .600,000,000   600,000,000
    Shares Issued . . . . . .330,993,401   330,692,317
    (8,999,992 shares held in treasury). . . . . . . . . .       2,151          2,149
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . .       2,862          2,898
  Accumulated Other Comprehensive Income . . . . . . . . .        (101)            (4)
  Retained Earnings. . . . . . . . . . . . . . . . . . . .       3,342          3,630
                                                               -------        -------

          TOTAL COMMON SHAREHOLDERS' EQUITY. . . . . . . .       8,254          8,673
                                                               -------        -------

            TOTAL. . . . . . . . . . . . . . . . . . . . .     $40,399        $35,719
                                                               =======        =======

See Notes to Consolidated Financial Statements.




         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Six Months Ended

                                                                          June 30,
                                                                  ----------------
                                                                     2000         1999
                                                                     ----         ----
                                                                       (in millions)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .$   131        $ 384
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . . . .    666          625
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . . .     19           41
    Deferred Investment Tax Credits. . . . . . . . . . . . . . . .    (17)         (17)
    Amortization of Deferred Property Taxes. . . . . . . . . . . .     79           80
    Amortization (Deferral) of Cook Plant Restart Costs. . . . . .     20          (60)
    Deferred Costs Under Fuel Clause Mechanisms. . . . . . . . . .   (164)         (58)
    Extraorinary Gain - Discontinuance of SFAS No. 71  . . . . . .     (9)           -
Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . . .   (475)         (53)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . . .     73         (160)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . . .   (108)         (10)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .    311         (134)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . . .   (205)         (74)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . . . .     (4)          38
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . . .     58          (77)
                                                                  -------        -----
        Net Cash Flows From Operating Activities . . . . . . . . .    375          525
                                                                  -------        -----

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . . .   (808)        (732)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (60)         (37)
                                                                  -------        -----
        Net Cash Flows Used For Investing Activities . . . . . . .   (868)        (769)
                                                                  -------        -----

FINANCING ACTIVITIES:
  Issuance of Common Stock . . . . . . . . . . . . . . . . . . . .     12           64
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . . .    751          323
  Change in Short-term Debt (net). . . . . . . . . . . . . . . . .  1,104          718
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . . . (1,289)        (400)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . . .   (419)        (417)
                                                                  -------        -----
        Net Cash Flows From Financing Activities . . . . . . . . .    159          288
                                                                  -------        -----

Effect of Exchange Rate Change on Cash . . . . . . . . . . . . . .     (7)          (4)

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . .   (341)          40

Cash and Cash Equivalents at Beginning of Period . . . . . . . . .    653          330
                                                                  -------        -----
Cash and Cash Equivalents at End of Period . . . . . . . . . . . .$   312        $ 370
                                                                  =======        =====

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $471 million and $454 million and for income taxes was $206 million and $150 million in 2000 and 1999, respectively. Noncash acquisitions under capital leases were $50 million and $43 million in 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.



         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                       Three Months Ended Six Months Ended

                                                   June 30,                June 30,
                                           ----------------------  ----------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
                                                           (in millions)
BALANCE AT BEGINNING OF PERIOD . . . . . .   $3,580      $3,495      $3,646      $3,507
CONFORMING CHANGE IN ACCOUNTING POLICY
  (Note 2) . . . . . . . . . . . . . . . .      (19)        (16)        (16)        (14)
                                             ------      ------      ------      ------
ADJUSTED BALANCE AT BEGINNING OF PERIOD. .    3,561       3,479       3,630       3,493

NET INCOME (LOSS). . . . . . . . . . . . .       (9)        190         131         384

DEDUCTIONS:

  Cash Dividends Declared - AEP. . . . . .      117         116         233         231
  Cash Dividends Declared - CSW. . . . . .       93          93         186         186
                                             ------      ------      ------      ------

BALANCE AT END OF PERIOD . . . . . . . . .   $3,342      $3,460      $3,342      $3,460
                                             ======      ======      ======      ======

See Notes to Consolidated Financial Statements.


         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)



1.      GENERAL

               The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1999 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.      MERGER OF AEP AND CSW

               On June 15, 2000, AEP merged with Central and South West Corporation (CSW) so that CSW became a wholly-owned subsidiary of AEP. Under the terms of the merger agreement, approximately 127.9 million shares of AEP Common Stock were issued in exchange for all the outstanding shares of CSW Common Stock based upon an exchange ratio of
        0.6 share of AEP Common Stock for each share of CSW common stock. Following the exchange, former shareholders of AEP owned approximately
        61.4 percent of the corporation, while former CSW shareholders owned approximately 38.6 percent of the corporation.

               The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the merger, with all periods presented as if AEP and CSW had always been combined. The combined financial statements include an adjustment to conform CSW's accounting for vacation pay accruals with AEP's accounting. The effect of the conforming adjustment was to reduce net assets by $19 million at March 31, 2000 and reduce net income by $2 million for the three months ended March 31, 2000 and by $3 million and $1 million for the years ended December 31, 1999 and 1998, respectively. Certain reclassifications have been made to conform the presentation of AEP and CSW.

     CSW's four wholly-owned domestic utility electric subsidiaries are: Central Power and Light Company (CPL), Public Service Company of Oklahoma (PSO), Southwestern Electric Power Company (SWEPCo) and West Texas Utilities Company
(WTU). CSW also has the following principal subsidiaries: CSW International Inc., CSW Energy, Inc., Seeboard, CSW Credit, Inc., C3 Communications, Inc. and CSW Energy Services, Inc.

               The following table sets forth summary data for the separate companies and the combined amounts for the following periods:

                       Six Months Ended    Twelve Months Ended

                            June 30,           December 31,
                       -----------------   ----------------
                        2000        1999    1999           1998
                        ----        ----    ----           ----
                                  (in millions)
    Revenues:
        AEP            $3,494     $3,337   $ 6,916      $ 6,397
        CSW             2,719       2,544     5,537        5,482
                       ------      ------   -------      -------
    AEP After Pooling  $6,213     $5,881   $12,453      $11,879
                       ======     ======   =======      =======

    Net Income:
                   AEP              $126       $239      $520         $536
        CSW                 8        148       455          440
        Conforming

           Adjustments     (3)        (3)       (3)          (1)
                         ----       ----      ----         ----
    AEP After Pooling    $131       $384      $972         $975
                         ====       ====      ====         ====

               In connection with the merger, $161 million ($145 million after-tax) of non-recoverable merger costs were expensed. Such costs included transaction and transition costs not recoverable from ratepayers. Also included in the merger costs were non-recoverable accrued change in control payments. Merger transaction and transition costs of $35 million recoverable from customers are deferred pursuant to settlement agreements which, among other things, provide for the sharing of net merger savings. Deferred merger costs are being amortized over five to eight year recovery periods depending on the specific terms of the settlement agreements. Merger transition costs are expected to continue to be incurred for several years after the merger and will be expensed or deferred for amortization as appropriate. The settlement agreements provide for a sharing of net merger savings with certain regulated customers over periods of up to eight years through rate reductions effective in the third quarter of 2000. If realized merger savings are significantly less than the merger savings rate reductions required by the merger settlement agreements in the eight-year period following consummation of the merger, future results of operations, cash flows and possibly financial condition could be adversely affected.

        The divestiture of 1,904 megawatts (MW) of generating capacity is required as a condition of regulatory approval of the merger by the Federal Energy Regulatory Commission (FERC) and Public Utility Commission of Texas (Texas Commission). Under the FERC-approved merger settlement agreement the divestiture of 550 MW of generating capacity comprised of 300 MW of capacity in the Southwest Power Pool (SPP) and 250 MW of capacity in the Electric Reliability Council of Texas (ERCOT) is required. The FERC is requiring AEP and CSW to divest their entire ownership interest in and operational control of the entire generating facilities that produce the capacity to be divested. The divestiture of the identified ERCOT capacity must be completed by March 15, 2001 and for the SPP capacity by July 1, 2002. The FERC found that certain energy sales in SPP and ERCOT would be a reasonable and effective interim mitigation measure until completion of the required SPP and ERCOT divestitures. The Texas settlement calls for the divestiture of a total of 1,604 MW of existing and proposed generating capacity within Texas inclusive of 250 MW ordered by FERC. Divestiture can not proceed until two years after the merger closes to satisfy the requirements to use pooling-of-interests accounting treatment.

               The current annual dividend rate per share of AEP common stock is $2.40. The dividends per share reported on the statements of income for prior periods represent pro forma amounts and are based on AEP's historical annual dividend rate of $2.40 per share. If the dividends per share reported for prior periods were based on the sum of the historical dividends declared by AEP and CSW, the annual dividend rate would be $2.60 per combined share.

3.      COOK NUCLEAR PLANT SHUTDOWN

               As discussed in Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a Nuclear Regulatory Commission
        (NRC) architect engineer design inspection. The two-unit, 2,110 megawatt plant is owned and operated by the Company-s subsidiary, Indiana Michigan Power Company (I&M).

               On July 5, 2000, Cook Nuclear Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process.

               On July 26, 2000, the Company announced that the restart of Cook Nuclear Plant Unit 1 would cost an additional $145 million and was scheduled to occur in the first quarter of 2001. Unforeseen issues or difficulties encountered in preparing Unit 1 for restart could potentially delay its return to service.

               Expenditures to restart the Cook units had been estimated to total approximately $574 million. The additional $145 million raises the total estimate to $719 million. Through June 30, 2000, $534 million has been spent. For the six months ended June 30, 2000, restart costs of $181 million have been recorded in other operation and maintenance expense, including amortization of $20 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail jurisdictions. At June 30, 2000, deferred restart costs of $140 million are included in regulatory assets.

               The costs of the extended  outage and restart efforts will have a material adverse effect on future results of operations and on cash flows until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdictional settlement agreements will adversely affect results of operations through December 31, 2003 when the amortization period ends. The annual amortization of the restart cost deferrals is $40 million. Management believes that Unit 1 of the Cook Plant will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.

4.      FINANCING AND RELATED ACTIVITIES

               During the first six months of 2000, subsidiaries issued $751 million of long-term notes at variable interest rates with due dates ranging from 2001 to 2007. Also short-term debt borrowings increased by $1.1 billion. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

               Retirements of debt were: first mortgage bonds totaling $398 million with interest rates ranging from 6.35% to 8.4% and due dates ranging from 2000 to 2024, $268 million of long-term notes with variable interest rates as well as fixed rates ranging from 6.43% to 6.57% and a $625 million revolving credit agreement that matured and was refinanced with short-term debt.

               During the second quarter the AEP System established a Money Pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. domestic electric utility operating companies. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for borrowings from external sources. The daily cash positions of the participants are netted and if there is a deficiency in cash, the Company raises funds through external borrowing. If there is a net excess in cash, existing external borrowings are paid down, or, if there are no external borrowings maturing, the excess funds are invested.

     CSW Credit, Inc., a subsidiary, factors electric customer accounts receivable for affiliated operating companies and unaffiliated companies. CSW Credit, Inc. issues commercial paper on a stand alone basis and does not participate in the Money Pool. In June 2000 the factoring of customer accounts receivable for affiliated companies was expanded as a result of the merger. At June 30, 2000, CSW Credit, Inc. had a $2 billion revolving credit agreement which had $1.2 billion of commercial paper outstanding.

5.      RATE MATTERS

        FERC

            As discussed in Note 3 of the Notes to Financial Statements of the 1999 Annual Report, certain AEP System companies filed a settlement agreement for FERC approval related to an open access transmission tariff. The Company made a provision in 1999 for an agreed to refund including interest which was part of the settlement agreement.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing of a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. The refunds were made in two payments. Pursuant to FERC orders the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers. Also as agreed, a new rate of $1.42 kw/month took effect on June 16, 2000 upon consummation of the AEP and CSW merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase the utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

        West Virginia

               As discussed in Note 3 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the Company?s subsidiary Appalachian Power Company (APCo) has been involved in a rate proceeding regarding base and expanded net energy cost (ENEC) rates. On February 7, 2000, APCo and other parties to the proceeding filed a Joint Stipulation and Agreement for Settlement (Joint Stipulation) with the Public Service Commission of West Virginia (WVPSC) for approval.

               The Joint Stipulation's main provisions include no change in either base or ENEC rates effective January 1, 2000 from those base and ENEC rates in effect from November 1, 1996 until December 31, 1999 (these rates provide for recovery of regulatory assets including any generation related regulatory assets through frozen transition rates and a wires charge of 0.5 mills per kwh); the suspension of annual ENEC recovery proceedings and deferral accounting for over or under recovery effective January 1, 2000; the retention, as a regulatory liability, on the books of the net cumulative deferred ENEC recovery balance of $66 million as established by a WVPSC order on December 27, 1996. The Joint Stipulation provides that when deregulation of generation occurs in West Virginia (WV), APCo will use this retained regulatory liability to reduce generation-related regulatory assets and, to the extent possible, any additional costs or obligations that deregulation may impose.

               Also under the Joint Stipulation APCo's share of any net savings from the merger between the Company and Central and South West Corporation prior to December 31, 2004 shall be retained by APCo. All costs incurred in the merger that were allocated to APCo shall be fully charged to expense as of December 31, 2004 and shall not be included in any WV rate proceeding after that date. After December 31, 2004, any distribution savings related to the merger will be reflected in rates in any future rate proceeding before the WVPSC to establish distribution rates or to adjust rate caps during the transition to market based rates. When deregulation of generation occurs in WV, the net retained generation related merger savings shall be used to recover any generation related regulatory assets that are not recovered under the other provisions of the Joint Stipulation and the mechanisms provided for in the deregulation legislation and, to the extent possible, to recover any additional costs or obligations that deregulation may impose on APCo. Regardless of whether the net cumulative deferred ENEC recovery balance and the net merger savings are sufficient to offset all of APCo's generation-related regulatory assets, under the terms of the Joint Stipulation there will be no further explicit adjustment to APCo's rates to provide for recovery of generation-related regulatory assets beyond the above discussed specific adjustments provided in the Joint Stipulation and the 0.5 mills per kwh wires charge in the WV Restructuring Plan (see Note 6 for discussion of WV Restructuring Plan). On June 2, 2000, the WVPSC issued an order approving the Joint Stipulation.

        CPL Fuel Factor Filings

               In March 2000 the Texas Commission approved a settlement related to CPL's January 2000 fuel factor filing. The settlement provided for an increase in fuel factor revenues of $43.3 million annually beginning in March 2000 and a prospective surcharge to provide $24.7 million for previously under recovered fuel cost beginning in April 2000.

               In July 2000 CPL filed, with the Texas Commission, an application for authority to implement an increase in fuel factors effective with the September 2000 billing month. CPL also proposed to implement an interim fuel surcharge to collect its under-recovered fuel costs, including accumulated interest, over a 12-month period beginning in October 2000. In early August 2000, a settlement was reached between the various parties. The settlement allows CPL to increase its fuel factor by $173.5 million and provides for a surcharge of $21.3 million for previously under-recovered fuel costs for the period from December 1, 1999 through May 31, 2000 and a surcharge not to exceed $65.1 million for projected under-recoveries for the period from June 2000 through August 2000. A compliance filing detailing the actual under-recoveries for June 2000 through August 2000 will be made in September 2000. The settlement requires the approval of the Texas Commission.

6.      INDUSTRY RESTRUCTURING

            Restructuring legislation has been enacted in five of the Company's eleven retail jurisdictions that results in the transition from cost-based regulation for generation to customer choice market pricing for the supply of electricity. The enactment of restructuring legislation and the ability to determine transition rates and wires charges under restructuring legislation results in the discontinuance of the application of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." Prior to restructuring, the electric utility subsidiaries accounted for their operations according to the cost-based regulatory accounting principles of SFAS 71. Under the provisions of SFAS 71, regulatory assets and regulatory liabilities are recorded to reflect the economic effects of regulation and to match expenses with regulated revenues. The discontinuance of the application of SFAS 71 is based on SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of the company's operations which continues to be regulated. Additionally, a company experiencing a discontinuance of cost-based rate regulation is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." A SFAS 121 accounting impairment analysis involves estimating future non-discounted net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes.

             As legislative and regulatory proceedings evolve, the Company's subsidiaries are applying the standards discussed above. Following is a summary of restructuring legislation, the status of the transition plans and the status of electric utility subsidiaries' accounting to comply with the changes.

        Virginia Restructuring

               Under a 1999 Virginia restructuring law a transition to choice of supplier for retail customers will commence on January 1, 2002 and be completed, subject to a finding by the Virginia State Corporation Commission (Virginia SCC) that an effective competitive market exists by January 1, 2004 but not later than January 1, 2005.

               The Virginia restructuring law provides an opportunity for recovery of just and reasonable net stranded generation costs. The mechanisms in the Virginia law for stranded cost recovery are: a capping of incumbent utility transition rates until as late as July 1, 2007, and the application of a wires charge upon customers who may depart the incumbent utility in favor of an alternative supplier prior to the termination of the rate cap. The law provides for the establishment of capped rates prior to January 1, 2001 and establishment of a wires charge by the fourth quarter of 2001. Since APCo, the Company's subsidiary operating in Virginia, does not intend to request new rates, its current rates will become the capped rates.

        West Virginia Restructuring Plan

               As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the WVPSC issued an order on January 28, 2000 approving an electricity restructuring plan. On March 11, 2000, the West Virginia legislature approved the restructuring plan by joint resolution. The joint resolution provides that the WVPSC cannot implement the plan until the legislature makes necessary tax law changes to preserve the revenues of the state and local governments. The Company provides electric service in West Virginia through APCo and a distribution only subsidiary, Wheeling Power Company (WPCo).

               The  provisions  of the  restructuring  plan provide for customer choice to begin on January 1, 2001, or at a later date set by the WVPSC after all necessary rules are in place (the "starting date"); deregulation of generation assets occurring on the starting date; functional separation of the generation, transmission and distribution businesses on the starting date and their legal corporate or structural separation no later than January 1, 2005; a transition period of up to 13 years, during which the incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a WVPSC-sponsored bidding process; capped and fixed rates for the 13-year transition period as discussed below; deregulation of metering and billing; a 0.5 mills per kwh wires charge applicable to all retail customers for the period January 1, 2001 through December 31, 2010 intended to provide for recovery of any stranded cost including net regulatory assets; establishment by the Company of a rate stabilization deferral balance of $81 million by the end of year ten of the transition period to be used as determined by the WVPSC to offset market prices paid for electricity in the eleventh, twelfth, and thirteenth year of the transition period by residential and small commercial customers that do not choose an alternative supplier.

               Default rates for residential and small commercial customers are capped for four years after the starting date and then increase as specified in the plan for the next six years. In years eleven, twelve and thirteen of the transition period, the power supply rate shall equal the market price of comparable power. Default rates for industrial and large commercial customers are discounted by 1% for four and a half years, beginning July 1, 2000, and then increased at pre-defined levels for the next three years. After seven years the power supply rate for industrial and large commercial customers will be market based. The Company's Joint Stipulation agreement, discussed in Note 5 above, which was approved by the WVPSC on June 2, 2000 in connection with a base rate filing, also provides additional mechanisms to recover the Company's regulatory assets.

        APCo Discontinues Application of SFAS 71

               In June 2000 APCo discontinued the application of SFAS 71 for the Virginia and West Virginia retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions and it was able to determine its transition rates and wires charges. The discontinuance in the West Virginia jurisdiction was possible as a result of a June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates. APCo was also able to discontinue application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that it would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the West Virginia legislation would become effective with the passage of required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting for APCo.

    APCo's discontinuance of SFAS 71 for generation resulted in an extraordinary gain of $9 million because management believes that all net regulatory assets related to the Virginia and West Virginia generation business will be recovered. Under the provisions of EITF 97-4, APCo's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. APCo performed an accounting impairment analysis of generation assets under SFAS 121 and concluded there was no impairment of generation assets.

        Ohio Restructuring Law and Transition Plan Filing

               As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Ohio Electric Restructuring Act of 1999 (the Act) provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Act also provides for a five-year transition period to move from cost based rates to market pricing for generation services. It authorizes the Public Utilities Commission of Ohio (PUCO) to address certain major transition issues including unbundling of rates and the recovery of transition costs which include regulatory assets, generating asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.

               On March 28, 2000, the PUCO staff issued its report on the Company's transition plan filings for its subsidiaries, Ohio Power Company (OPCo) and Columbus Southern Power Company (CSP). On May 8, 2000, a stipulation agreement between the Company, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties was filed with the PUCO for approval. The key provisions of the stipulation agreement are:

o Recovery of generation-related regulatory assets over seven years for OPCo and eight years for CSP through frozen transition rates for the first five years of the recovery period and a wires charge for the remaining years.

o A shopping incentive (a price credit) of 2.5 mills per kwh for the first 25% of CSP residential customers that switch suppliers. There is no shopping incentive for OPCo customers.

o The absorption of $40 million by CSP and OPCo ($20 million per Company) of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.

o The companies will make available a fund of up to $10 million to reimburse customers who chose to purchase their power from another company for certain transmission charges imposed by Pennsylvania-New Jersey-Maryland transmission organization (PJM) and/or a midwest independent system operator (Midwest ISO) on generation originating in the Midwest ISO or PJM areas.

o The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire 5 year transition period.

o The companies' request for a $90 million gross receipts tax rider to recover duplicate gross receipts tax will be litigated separately.

           Hearings on the stipulation and the gross receipts tax issue were held in June 2000. Approval of the stipulation agreement by the PUCO and a decision on the gross receipt tax issue are pending.

        Potential For Write Offs In The Ohio Jurisdiction

               Management   has   concluded   that  as  of  June  30,  2000  the
        requirements to apply SFAS 71 continue to be met in the Ohio jurisdiction. The Company's accounting for the generation business will continue to be in accordance with SFAS 71 in the Ohio jurisdiction and will continue to be considered to be cost-based regulated for accounting purposes until the amount of transition rates and stranded cost wires charges are determined and known. OPCo and CSP will therefore, be unable to discontinue SFAS 71 regulatory accounting until the stipulation agreement is approved and/or the PUCO issues its restructuring order. The law requires that the PUCO issue such an order no later than October 2000.

               Upon the discontinuance of SFAS 71 the Company will have to write off its Ohio jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the frozen transition rates and stranded costs distribution wires charges and record any asset accounting impairments. An impairment loss would be recorded, under SFAS No. 121, to the extent that the cost of generation assets cannot be recovered through non-discounted generation-related revenues during the transition period and future market prices.

               The amount of regulatory assets recorded on the books at June 30, 2000 applicable to the Ohio retail jurisdictional generating business is $757 million before related tax effects. Due to the planned closing of the Company's affiliated mines, including the Meigs mine, projected generation-related regulatory assets as of December 31, 2000 (the date that recoverable generation-related regulatory assets are measured under the Ohio law) allocable to the Ohio retail jurisdiction are estimated to exceed $800 million, before income tax effects. Recovery of these regulatory assets is being sought as a part of the Company's Ohio transition plan filings and is provided for by the stipulation agreement presently before the PUCO for approval. Based on transition rates and wires charges currently in the stipulation agreement and management's current projections of future market prices, management does not anticipate that the Company will experience material tangible asset accounting impairment or regulatory asset write-offs. Whether the Company will experience material regulatory asset write-offs will depend on whether the PUCO approves the Company's stipulation agreement which provides for their recovery.

               A determination of whether the Company will experience any asset impairment loss regarding its Ohio retail jurisdictional generating assets and any loss from a possible inability to recover Ohio generation-related regulatory assets and other transition costs cannot be made until such time as the transition rates and the wires charges are determined through the regulatory process. In the event the Company is unable to recover all or a portion of its generation-related regulatory assets, stranded costs and other transition costs including the duplicate gross receipt tax, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

     Texas and Arkansas Restructuring

            In June 1999 restructuring legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things:

o gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1,
             2002;
o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;

o           requires reductions in nitrogen oxide and sulfur dioxide emissions;
o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through  2001);
o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

             Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

             In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry (Arkansas Legislation). Major points of the Arkansas Legislation are:

o Retail competition begins January 1, 2002 but can be delayed until as late as June 30, 2003 by the Arkansas Public Service
         Commission (Arkansas Commission).
o Transmission facilities must be operated by an ISO if owned by a company which also owns generation assets. o Rates will be frozen for one to three years.
o        Market power issues will be addressed by the Arkansas Commission.

             SWEPCo filed a business unbundling plan in Arkansas on June 30, 2000.

             CPL, SWEPCo and WTU filed their business separation (unbundling) plans with the Texas Commission on January 10, 2000. The filings described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000, the Texas Commission ruled that the subsidiaries' plans were not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

                  Under the Texas Legislation, electric utilities are allowed, with the approval of the Texas Commission, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge. In 1999 CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs.

                  On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of net regulatory assets. The Texas Commission's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. CPL had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally requested by CPL in its 1999 securitization request has been included in a March 2000 filing with the Texas Commission, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing for $1.1 billion includes recovery of approximately $800 million of South Texas Project (STP) nuclear plant costs included in utility plant on the Balance Sheet and previously identified as "Excess Cost Over Market" (ECOM) by the Texas Commission for regulatory purposes. A final determination on recovery will occur as part of the 2004 true-up proceeding and the total amount recoverable can be securitized.

                  On April 11, 2000, four parties appealed the Texas Commission's securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved. As a result, the securitization bonds are not likely to be issued until 2001.

            The financial statements of CPL, SWEPCo and WTU have historically reflected the effects of applying the requirements of SFAS 71. As a result of the scheduled deregulation of generation in Texas and Arkansas, the application of SFAS 71 for the generation portion of the business in those states was discontinued in 1999. Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management believes that substantially all of CPL's generation-related regulatory assets should be recovered as provided by the Texas Legislation when an electric utility has a stranded cost. If future events were to occur that made the recovery of regulatory assets no longer probable, CPL would write-off the portion of such assets deemed unrecoverable as a non-cash charge to earnings.

             CPL's recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCo and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off in 1999 when they discontinued application of SFAS 71 regulatory accounting. An impairment analysis for generation assets under SFAS 121 was completed for CPL, SWEPCo and WTU which concluded there was no accounting impairment of generation assets when the application of SFAS 71 was discontinued. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset to record for accounting purposes. CPL, SWEPCo and WTU will test their generation assets for impairment under SFAS 121 when circumstances change. However, on a discounted basis the cash flows are less than CPL's generating asset's net book value and together with its generation-related regulatory assets create a recoverable stranded cost under the Texas Legislation.
                  The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs, such as CPL, any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. Utilities without stranded costs, such as SWEPCo and WTU, must either flow such amounts back to customers or make capital expenditure to improve transmission or distribution facilities or to improve air quality.

                  A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of STP ECOM Plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, plant assets will be depreciated on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2000 or 2001 CPL will establish a regulatory liability by a charge to earnings.

                 Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the Texas Commission which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding.

             The Company continues to analyze the impact of the electric utility industry restructuring legislation on the Texas electric utility companies. Although management believes that the Texas Legislation provides for full recovery of the Company's stranded costs and that the Company does not have a recordable accounting impairment a final determination of whether the Company will experience any accounting loss from an inability to recover generation-related regulatory assets and other restructuring related costs in Texas and Arkansas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event the Company is unable after the 2004 true-up proceeding to recover all or a portion of its generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

7.      BUSINESS SEGMENTS

               The Company's principal business segment is its cost-based rate regulated Domestic Electric Utility business consisting of eleven regulated utility operating companies providing residential, commercial, industrial and wholesale electric services in eleven states. Also included in this segment are the Company's electric power wholesale marketing and trading activities within two transmission systems of the AEP System that are conducted as part of regulated operations and subject to cost of service rate regulation.

               The Domestic Electric Utility business includes both the retail and wholesale domestic electricity supply businesses which are regulated in Kentucky, Indiana, Michigan, Louisiana, Oklahoma and Tennessee and are in the process of transitioning to market based pricing in Arkansas, Ohio, Texas, West Virginia and Virginia. Since the domestic electric utility companies have not yet structurally separated their retail and wholesale electricity supply business from their regulated distribution service business separate financial data is not available. The Domestic Electric Utility business is reported as one business segment.

               The income statement captions Worldwide Electric and Gas Operations include two segments: Worldwide Energy Investments and other. The Worldwide Energy Investments segment represents domestic and international investments in energy-related gas and electric projects and operations. It also includes the development and management of such projects and operations. Such investment activities include electric generation, supply and distribution, and natural gas pipeline, storage and other natural gas services.

               The other segment which is included in the income statement captions Worldwide Electric and Gas includes non-regulated electric trading activities outside of AEP's marketing area (beyond two transmission system's from AEP's system) and gas trading activities, telecommunication services, and the marketing of various energy related products and services. Financial data for the three business segments for the six months ending June 30, 2000 and 1999 is shown in the following table:




                                 Domestic    Worldwide
                                 Regulated   Electric and

                                 Electric    Gas                      Reconciling    AEP
                                 Utilities*  Operations     Other     Adjustments    Consolidated
                                 ---------   ------------   -----     -----------    ------------
                                                         (in millions)
 June 30, 2000
        Revenues from
          external customers     $ 4,892       $1,273       $   48         $  -         $ 6,213
        Revenues from
          transactions with other

          operating segments        -             147           67          (214)          -
        Segment net income (loss)    110           31          (10)          -              131
        Total assets              29,308        7,204        3,887           -           40,399
 June 30, 1999
        Revenues from

          external customers       4,640        1,230           11           -            5,881
        Revenues from
          transactions with other

          operating segments        -              28           78          (106)          -
        Segment net income (loss)    342           45           (3)          -              384
        Total assets              27,100        7,173        1,446           -           35,719

        *  Includes  the  domestic   generation   retail  and  wholesale  supply
        businesses  a  significant  portion of which is  undergoing a transition from  regulated cost based rates to open access market pricing but which have  not yet  been  unbundled  i.e.,  structurally  separated  from the
        Company's vertically integrated electric utility business.

8.      SOUTH AMERICAN INVESTMENTS

                At June 30, 2000, CSW International owned a 44% equity interest in Vale, a Brazilian electric operating company which it had purchased for a total of $149 million. The investment is covered by a put option, which, if exercised, requires Vale to purchase CSW International's shares at a minimum price equal to the U.S. dollar equivalent of CSW International's purchase price. As a result, management has concluded that CSW International's investment carrying amount will not be reduced below the put option value unless it is deemed to be a permanent impairment and Vale is deemed unable to fulfill its responsibilities under the put option. Vale has experienced cumulative losses of approximately $22 million, net of tax, related to operations and the devaluation of the Brazilian Real. Pursuant to the put option arrangement, these losses are not reflected in the carrying value of the Vale investment. Conversely, CSW International will not recognize any future earnings from Vale until the losses are recovered.

                As of June 30, 2000, CSW International had invested $110 million in stock of a Chilean electric company. The investment is classified as securities available for sale and as such changes in market value that are deemed to be temporary and foreign exchange rate changes are reflected in other comprehensive income. In the second quarter of 2000 management determined that the decline in market value of the shares was other than temporary. As a result a write down to market of $33 million ($21 million after tax) was recorded in June 2000 and is included in worldwide electric and gas expenses. Based on the quarter end foreign exchange rate, the value of the investment at June 30, 2000 was $59 million. The decline in foreign exchange rates has resulted in a cumulative loss of $18 million ($11 million after tax) as of June 30, 2000 which is included in Other Comprehensive Income.

9.      CONTINGENCIES

        COLI Litigation

               As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP?s corporate owned life insurance
        (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $318 million (including interest).

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

               In order to resolve this issue, the Company filed suit against the United States in the U.S. District Court for the Southern District of Ohio in 1998. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the Tax Court?s decision in Winn-Dixie, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and will vigorously pursue its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition.

        Shareholders' Litigation

               On June 23,  2000,  a  complaint  was filed in the U.S.  District
        Court for the Eastern District of New York seeking unspecified compensatory damages against the Company and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Nuclear Plant, the Company's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on the Company's deteriorating financial condition, and ultimately on the Company's operations, liquidity and stock price. Three other similar class action complaints have been filed and it is anticipated that the court will consolidate the various complaints. Management believes these shareholder actions are without merit and intends to oppose them vigorously.

        CPL Municipal Franchise Fee Litigation

               CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.

               During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

               In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities served declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

               Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on the Company's results of operations, cash flows or financial condition.

        Federal EPA Complaint and Notice of Violation

               As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

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

               On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

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

        NOx Reductions

               As discussed in Note 7 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System?s generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

               In a related matter, on April 19, 2000, the Texas Natural Resource Conservation Commission (TNRCC) adopted rules requiring significant reductions in NOx emissions from utility sources, including SWEPCo and CPL. The rule's compliance date is May 2003 for CPL and 2005 for SWEPCo. The rule is being challenged in state court by an unaffiliated utility.

               Preliminary estimates indicate that compliance with the NOx rule upheld by the Appeals Court as well as compliance with the TNRCC rule could result in required capital expenditures of approximately $1.8 billion for the Company. Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless the depreciation of such costs are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               The Company continues to be involved in certain other matters discussed in the 1999 Annual Report.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

RESULTS OF OPERATIONS

        Net income declined by $199 million or 105% for the quarter and by $253 million or 66% for the year-to-date period due predominately to the expensing of costs related to AEP's recently completed merger with Central and South West Corporation (CSW), a write down to market of a CSW investment in a company based in Chile and an increase in the costs charged to operations and maintenance expense to restart the Company's shutdown Cook Nuclear Plant.

        Income statement line items which changed significantly were:

                                         Increase (Decrease)

                                 Second Quarter  Year-To-Date

                                 (in millions) % (in millions) %

Revenues:
  Domestic Regulated Electric

   Utilities. . . . . . . . . . .    $189      8     $252      5
  Worldwide Electric and
   Gas Operations . . . . . . . .      17      3       80      6
Fuel and Purchased Power Expense.     154     19      235     15
Maintenance and Other Operation
   Expense. . . . . . . . . . . .      44      7      125     10
Merger Costs. . . . . . . . . . .     161    N.M.     161    N.M.
Worldwide Electric and Gas
 Operations Expense . . . . . . .      85     17      125     11
Interest and Preferred Dividends.      23      9       33      7
Income Taxes. . . . . . . . . . .     (69)   (57)    (108)   (46)

N.M. = Not Meaningful

        Domestic revenues increased primarily due to increased wholesale sales to neighboring utilities and marketers in the eastern markets of the domestic regulated electric utility business. The increase in wholesale sales resulted from growth in energy trading operations and the availability of additional generation in the second quarter.

        Revenues from worldwide electric and gas operations increased primarily due to increased natural gas and gas liquid product prices. Volumes of natural gas remained consistent with the prior year, however, prices have increased approximately 50% rebounding from a depressed gas market in the first half of 1999.

        The  increase  in  fuel  and  purchased   power  expense  was  primarily
attributable to a significant increase in the cost of natural gas used for generation and an increase in net generation.

        Maintenance and other operation expense increased largely as a result of increased expenditures to prepare the Cook Plant nuclear units for restart following an extended Nuclear Regulatory Commission (NRC) monitored outage. The increase results from the effect of deferring restart costs in 1999 and an increase in the restart expenditure level. The Cook Plant began an extended outage in September 1997 when both nuclear generating units were shut down because of questions regarding the operability of certain safety systems. In 1999 incremental restart expenses were deferred in accordance with Indiana and Michigan regulatory commission settlement agreements which resolved all rate-related issues related to the Cook Plant's extended outage. Unit 2 returned to service in June and achieved full power operation on July 5, 2000. Management expects, barring any unforeseen events, that Unit 1 will be restarted in the first quarter of 2001.

        With the consummation of the merger with CSW, merger costs were expensed. The merger costs expensed included transaction and transition costs not allocable to and recoverable from ratepayers under regulatory commission approved settlement agreements to share net merger savings. Change in control payments were also charged to expense.

        Worldwide electric and gas operations expenses rose in the quarter due mainly to a significant increase in prices for natural gas used to produce gas liquid products and a write down to market value of an available-for-sale investment in a Chilean-based electric company. The write down to market was recognized in June 2000 since the decline in market value was determined to be other than temporary.

        Interest charges increased due to an increase in average outstanding short-term debt balances and an increase in average short-term debt interest rates reflecting the Company's increased short-term cash demands and short-term debt market conditions.

        The decrease in income taxes is predominately due to a decrease in pre-tax income.

FINANCIAL CONDITION

        Total plant and property additions including capital leases for the year-to-date period were $858 million.

        During the first six months of 2000 the Company's subsidiaries issued $751 million principal amount of long-term obligations at variable interest rates and retired $1.3 billion principal amount of long-term debt with interest rates ranging from 6.35% to 8.40% and increased short-term debt by $1.1 billion from year-end balances. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions. During the second quarter the Company established a Money Pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. domestic electric utility operating companies. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for borrowings from external sources. The daily cash positions of the participants are netted and if there is a deficiency in cash, the Company raises funds through its external borrowing. If there is a net excess in cash, external borrowings are paid down, or, if there are no external borrowings maturing, the excess funds are invested.

OTHER MATTERS

Cook Nuclear Plant Shutdown

        As discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition (MDA) in the 1999 Annual Report, the Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a NRC architect engineer design inspection. The two-unit, 2,110 megawatt plant is owned and operated by the Company's subsidiary, Indiana Michigan Power Company (I&M).

        On July 5, 2000, Cook Nuclear Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process.

        On July 26, 2000, the Company announced that the restart of Cook Nuclear Plant Unit 1 would cost an additional $145 million and was scheduled to occur in the first quarter of 2001. Any issues or difficulties encountered in preparing Unit 1 for restart could delay its return to service.

        Expenditures to restart the Cook units had been estimated to total approximately $574 million. The additional $145 million raises the total estimate to $719 million. Through June 30, 2000, $534 million has been spent. For the six months ended June 30, 2000, restart costs of $181 million have been recorded in other operation and maintenance expense, including amortization of $20 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail jurisdictions. At June 30, 2000, deferred restart costs of $140 million are included in regulatory assets.

        The costs of the extended outage and restart efforts will have a material adverse effect on future results of operations and on cash flows until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdiction settlement agreements will adversely affect results of operations through 2003 when the amortization period ends. The annual amortization of the restart cost deferrals is $40 million. Management believes that Unit 1 of the Cook Plant will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.

Restructuring Legislation

        Restructuring legislation has been enacted in five retail jurisdictions that results in the transition from cost-based regulation for generation to customer choice market pricing for the supply of electricity. The enactment of restructuring legislation and the ability to determine transition rates and wires charges under restructuring legislation results in the discontinuance of the application of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." Prior to restructuring, the electric utility subsidiaries accounted for their operations according to the cost-based regulatory accounting principles of SFAS 71. Under the provisions of SFAS 71, regulatory assets and regulatory liabilities are recorded to reflect the economic effects of regulation and to match expenses with regulated revenues. The discontinuance of the application of SFAS 71 is based on SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of the company's operations which continues to be regulated. Additionally, a company experiencing a discontinuance of cost-based rate regulation is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." A SFAS 121 accounting impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes.

    As legislative and regulatory proceedings evolve, the Company's subsidiaries are applying the standards discussed above. Following is a summary of restructuring legislation, the status of the transition and the status of electric utility subsidiaries accounting to comply with the changes.

Virginia Restructuring

        Under a 1999 Virginia restructuring law a transition to choice of supplier for retail customers will commence on January 1, 2002 and be completed, subject to a finding by the Virginia State Corporation Commission (Virginia SCC) that an effective competitive market exists by January 1, 2004 but not later than January 1, 2005.

        The Virginia restructuring law provides an opportunity for recovery of just and reasonable net stranded generation costs. The mechanisms in the Virginia law for stranded cost recovery are: a capping of incumbent utility transition rates until as late as July 1, 2007, and the application of a wires charge upon customers who may depart the incumbent utility in favor of an alternative supplier prior to the termination of the rate cap. The law provides for the establishment of capped rates prior to January 1, 2001 and establishment of a wires charge by the fourth quarter of 2001. Since APCo, the Company's subsidiary operating in Virginia, does not intend to request new rates, its current rates will become the capped rates.

West Virginia Restructuring Plan

        As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the WVPSC issued an order on January 28, 2000 approving an electricity restructuring plan. On March 11, 2000, the West Virginia legislature approved the restructuring plan by joint resolution. The joint resolution provides that the WVPSC cannot implement the plan until the legislature makes necessary tax law changes to preserve the revenues of the state and local governments. The Company provides electric service in West Virginia through APCo and a distribution only subsidiary, Wheeling Power Company
(WPCo).

        The provisions of the restructuring plan provide for customer choice to begin on January 1, 2001, or at a later date set by the WVPSC after all necessary rules are in place (the "starting date"); deregulation of generation assets occurring on the starting date; functional separation of the generation, transmission and distribution businesses on the starting date and their legal corporate or structural separation no later than January 1, 2005; a transition period of up to 13 years, during which the incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a WVPSC-sponsored bidding process; capped and fixed rates for the 13-year transition period as discussed below; deregulation of metering and billing; a 0.5 mills per kwh wires charge applicable to all retail customers for the period January 1, 2001 through December 31, 2010 intended to provide for recovery of any stranded cost including net regulatory assets; establishment by the Company of a rate stabilization deferral balance of $81 million by the end of year ten of the transition period to be used as determined by the WVPSC to offset market prices paid for electricity in the eleventh, twelfth, and thirteenth year of the transition period by residential and small commercial customers that do not choose an alternative supplier.

        Default rates for residential and small commercial customers are capped for four years after the starting date and then increase as specified in the plan for the next six years. In years eleven, twelve and thirteen of the transition period, the power supply rate shall equal the market price of comparable power. Default rates for industrial and large commercial customers are discounted by 1% for four and a half years, beginning July 1, 2000, and then increase at pre-defined levels for the next three years. After seven years the power supply rate for industrial and large commercial customers will be market based. The Company's Joint Stipulation agreement, discussed in Note 5 above, which was approved by the WVPSC on June 2, 2000 in connection with a base rate filing, also provides additional mechanisms to recover the Company's regulatory assets.

APCo Discontinues Application of SFAS 71

        In June 2000 APCo discontinued the application of SFAS 71 for the Virginia and West Virginia retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions. The discontinuance in the West Virginia jurisdiction resulted from the June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates. APCo discontinued application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that it would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the West Virginia legislation would become effective with the passage of required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting. APCo's discontinuance of SFAS 71 for generation resulted in an extraordinary gain of $9 million because management believes that all net regulatory assets related to the Virginia and West Virginia generation business will be recovered. Under the provisions of EITF 97-4, APCo's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. APCo performed an accounting impairment analysis of generation assets under SFAS 121 and concluded there was no impairment of generation assets.

Ohio Restructuring Law and Transition Plan Filings

        A discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Ohio Electric Restructuring Act of 1999 (the Act) provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Act also provides for a five-year transition period to move from cost based rates to market pricing for generation services. It authorizes the Public Utilities Commission of Ohio (PUCO) to address certain major transition issues including unbundling of rates and the recovery of transition costs which include regulatory assets, generating asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.

        On March 28, 2000, the PUCO staff issued its report on the Company's transition plan filings for its subsidiaries, Ohio Power Company (OPCo) and Columbus Southern Power Company (CSP). On May 8, 2000, a stipulation agreement between the Company, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties was filed with the PUCO for approval. The key provisions of the stipulation agreement are:

o Recovery of generation-related regulatory assets over seven years for OPCo and eight years for CSP through frozen transition rates for the first five years of the recovery period and a wires charge for the remaining years.

o A shopping incentive (a price credit) of 2.5 mills per kwh for the first 25% of CSP residential customers that switch suppliers. There is no shopping incentive for OPCo customers.

o The absorption of $40 million by CSP and OPCo ($20 million per Company) of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.

o The companies will make available a fund of up to $10 million to reimburse customers who chose to purchase their power from another company for certain transmission charges imposed by Pennsylvania-New Jersey-Maryland transmission organization (PJM) and/or a midwest independent system operator (Midwest ISO) on generation originating in the Midwest ISO or PJM areas.

o The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire 5 year transition period.
o The companies' request for a $90 million gross receipts tax rider to recover duplicate gross receipts tax will be litigated separately.

        Hearings on the stipulation and the gross receipts tax issue were held in June 2000. Approval of the stipulation agreement by the PUCO and a decision on the gross receipts tax issue are pending.
Potential For Write Offs In The Ohio Jurisdiction
        Management has concluded that as of June 30, 2000 the requirements to apply SFAS 71 continue to be met in the Ohio jurisdiction. The Company's accounting for generation will continue to be in accordance with SFAS 71 in the Ohio jurisdiction and will continue to be considered to be cost-based regulated for accounting purposes until the amount of transition rates and stranded cost wires charges are determined and known. OPCo and CSP will therefore, be unable to discontinue SFAS 71 regulatory accounting until the stipulation agreement is approved and/or the PUCO issues its restructuring order. The law requires that the PUCO issue such an order no later than October 2000.

        Upon the discontinuance of SFAS 71 the Company will have to write off its Ohio jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the frozen transition rates and stranded costs distribution wires charges and record any asset accounting impairments. An impairment loss would be recorded, under SFAS No. 121, to the extent that the cost of generation assets cannot be recovered through non-discounted generation-related revenues during the transition period and future market prices.

        The amount of regulatory assets recorded on the books at June 30, 2000 applicable to the Ohio retail jurisdictional generating business is $757 million before related tax effects. Due to the planned closing of the Company's affiliated mines, including the Meigs mine, projected generation-related regulatory assets as of December 31, 2000 (the date that recoverable generation-related regulatory assets are measured under the Ohio law) allocable to the Ohio retail jurisdiction are estimated to exceed $800 million, before income tax effects. Recovery of these regulatory assets is being sought as a part of the Company's Ohio transition plan filings and is provided for by the stipulation agreement presently before the PUCO for approval. Based on transition rates and wires charges currently in the stipulation agreement and management's current projections of future market prices, management does not anticipate that the Company will experience a material tangible asset accounting impairment or regulatory asset write-offs. Whether the Company will experience material regulatory asset write-offs will depend on whether the PUCO approves the Company's stipulation agreement which provides for their recovery.

        A determination of whether the Company will experience any asset impairment loss regarding its Ohio retail jurisdictional generating assets and any loss from a possible inability to recover Ohio generation-related regulatory assets and other transition costs cannot be made until such time as the transition rates and the wires charges are determined through the regulatory process. In the event the Company is unable to recover all or a portion of its generation-related regulatory assets, stranded costs and other transition costs including the duplicate gross receipts tax, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Texas and Arkansas Restructuring

        In June 1999 restructuring legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things: o gives Texas customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1,

             2002;

o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;

o        requires reductions in nitrogen oxide and sulfur dioxide emissions;
o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through  2001);
o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

     Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

     In 1999 legislation was enacted in Arkansas that will ultimately restructure the electric utility industry (Arkansas Legislation). Major points of the Arkansas Legislation are: o Retail competition begins January 1, 2002 but can be delayed until as late as June 30, 2003 by the Arkansas Public Service

             Commission (Arkansas Commission).
o Transmission facilities must be operated by an ISO if owned by a company which also owns generation assets. o Rates will be frozen for one to three years. o Market power issues will be addressed by the Arkansas Commission.

     SWEPCo filed a business unbundling plan in Arkansas on June 30, 2000.

     CPL, SWEPCo and WTU filed their business separation (unbundling) plans with the Texas Commission on January 10, 2000. The filings described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000, the Texas Commission ruled that the subsidiaries' plans were not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

         Under the Texas Legislation, electric utilities are allowed, with the approval of the Texas Commission, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge. In 1999 CPL filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs.

         On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit CPL to securitize approximately $764 million of net regulatory assets. The Texas Commission's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. CPL had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally requested by CPL in its 1999 securitization request has been included in a March 2000 filing with the Texas Commission, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing for $1.1 billion includes recovery of approximately $800 million of South Texas Project (STP) nuclear plant costs included in utility plant on the Balance Sheet and previously identified as "Excess Cost Over Market" (ECOM) by the Texas Commission for regulatory purposes. A final determination on recovery will occur as part of the 2004 true-up proceeding and the total amount recoverable can be securitized.

         On April 11, 2000, four parties appealed the Texas Commission's securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. CPL will not be able to issue the securitization bonds until these appeals are resolved. As a result, the securitization bonds are not likely to be issued until 2001.

         The financial statements of CPL, SWEPCo and WTU have historically reflected the effects of applying the requirements of SFAS 71. As a result of the scheduled deregulation of generation in Texas and Arkansas, the application of SFAS 71 for the generation portion of the business in those states was discontinued in 1999. Under the provisions of EITF 97-4, CPL's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. Management believes that substantially all of CPL's generation-related regulatory assets should be recovered as provided by the Texas Legislation when an electric utility has a stranded cost. If future events were to occur that made the recovery of regulatory assets no longer probable, CPL would write-off the portion of such assets deemed unrecoverable as a non-cash charge to earnings.

     CPL's recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered. Since SWEPCo and WTU are not expected to have net stranded costs, all generation-related non-recoverable net regulatory assets were written off in 1999 when they discontinued application of SFAS 71 regulatory accounting. An impairment analysis for generation assets under SFAS 121 was completed for CPL, SWEPCo and WTU which concluded there was no accounting impairment of generation assets when the application of SFAS 71 was discontinued. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset to record for accounting purposes. CPL, SWEPCo and WTU will test their generation assets for impairment under
SFAS 121 when  circumstances change.  However,  on a  discounted  basis the cash  flows  are less than  CPL's generating  asset's  net book  value and
together  with its  generation-related regulatory   assets  create  a
recoverable   stranded  cost  under  the  Texas Legislation.

         The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs, such as CPL, any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. Utilities without stranded costs, such as SWEPCo and WTU, must either flow such amounts back to customers or make capital expenditure to improve transmission or distribution facilities or to improve air quality.

         A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply for regulatory purposes up to $20 million of STP ECOM Plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, plant assets will be depreciated on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2000 or 2001 CPL will establish a regulatory liability by a charge to earnings.

        Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, CPL, SWEPCo and WTU will file a final fuel reconciliation with the Texas Commission which reconciles their fuel costs through the period ending December 31, 2001. These final fuel balances will be included in each company's 2004 true-up proceeding.

     The Company continues to analyze the impact of the electric utility industry restructuring legislation on the Texas electric utility companies. Although management believes that the Texas Legislation provides for full recovery of the Company's stranded costs and that the Company does not have a recordable accounting impairment a final determination of whether the Company will experience any accounting loss from an inability to recover generation-related regulatory assets and other restructuring related costs in Texas and Arkansas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event the Company is unable after the 2004 true-up proceeding to recover all or a portion of its generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

COLI Litigation

        As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP?s corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $318 million (including interest).

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

Shareholders' Litigation

        On June 23, 2000, a complaint was filed in the U.S. District Court for the Eastern District of New York seeking unspecified compensatory damages against the Company and four former or present officers. The individual plaintiff also seeks certification as the representative of a class consisting of all persons and entities who purchased or otherwise acquired AEP common stock between July 25, 1997, and June 25, 1999. The complaint alleges that the defendants knowingly violated federal securities laws by disseminating materially false and misleading statements concerning, among other things, the undisclosed materially impaired condition of the Cook Nuclear Plant, the Company's inability to properly monitor, manage, repair, supervise and report on operations at the Cook Plant and the materially adverse conditions these problems were having, and would continue to have, on the Company's deteriorating financial condition, and ultimately on the Company's operations, liquidity and stock price. Three other similar class action complaints have been filed and it is anticipated that the court will consolidate the various complaints. Management believes these shareholder actions are without merit and intends to oppose them vigorously.

CPL Municipal Franchise Fee Litigation

        CPL has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.

        During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

        In 1999 a class notice was mailed to each of the cities served by CPL. Over 90 of the 128 cities served declined to participate in the lawsuit. However, CPL has pledged that if any final, non-appealable court decision in the litigation awards a judgement against CPL for a franchise underpayment, CPL will extend the principles of that decision, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

        Although CPL believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on the Company's results of operations, cash flows or financial condition.

Federal EPA Complaint and Notice of Violation

        As discussed in MDA in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

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

        On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000.
Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

        In the event the Company does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, and where states are deregulating generation, unbundled transition period generation rates, stranded cost wires charges and future market prices for electricity. NOx Reductions

        As discussed in MDA in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide
(NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

        In a related matter, on April 19, 2000, the Texas Natural Resource Conservation Commission adopted rules (TNRCC rule) requiring significant reductions in NOx emissions from utility sources, including SWEPCo and CPL. The TNRCC rule's compliance date is May 2003 for CPL and 2005 for SWEPCo. The TNRCC rule is being challenged in state court by an unaffiliated utility.

        Preliminary estimates indicate that compliance with the NOx rule upheld by the Appeals Court as well as compliance with the TNRCC rule could result in required capital expenditures of approximately $1.8 billion for the Company. Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless the depreciation of such costs are recovered from customers through regulated rates and/or future market prices for electricity where generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition. Market Risks

        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices, foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices, foreign currency exchange rates and interest rates. The Company's exposure to market risk from the trading of electricity and natural gas and related financial derivative instruments was less than $28 million at June 30, 2000 and $14 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        There have been no material changes to the Company's exposure to fluctuations in foreign currency exchange rates related to foreign ventures and investments since December 31, 1999.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



                             AEP GENERATING COMPANY

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           ------------------     --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $56,928    $51,612     $113,794    $104,439
                                           -------    -------     --------    --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    26,048     20,169       50,483      40,427
  Rent - Rockport Plant Unit 2 . . . . .    17,070     17,070       34,141      34,141
  Other Operation. . . . . . . . . . . .     1,956      2,092        5,054       5,462
  Maintenance. . . . . . . . . . . . . .     3,166      4,489        5,681       6,751
  Depreciation . . . . . . . . . . . . .     5,541      5,483       11,046      10,923
  Taxes Other Than Federal Income Taxes.     1,124      1,253        2,250       2,492
  Federal Income Taxes . . . . . . . . .       277         54          998         881
                                           -------    -------     --------    --------

          TOTAL OPERATING EXPENSES . . .    55,182     50,610      109,653     101,077
                                           -------    -------     --------    --------

OPERATING INCOME . . . . . . . . . . . .     1,746      1,002        4,141       3,362

NONOPERATING INCOME. . . . . . . . . . .       900        889        1,769       1,745
                                           -------    -------     --------    --------

INCOME BEFORE INTEREST CHARGES . . . . .     2,646      1,891        5,910       5,107

INTEREST CHARGES . . . . . . . . . . . .       993        669        1,812       1,271
                                           -------    -------     --------    --------

NET INCOME . . . . . . . . . . . . . . .   $ 1,653    $ 1,222     $  4,098    $  3,836
                                           =======    =======     ========    ========



                         STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           ------------------     --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . .    $4,183    $4,311       $3,673      $2,770

NET INCOME . . . . . . . . . . . . . . .     1,653     1,222        4,098       3,836

CASH DIVIDENDS DECLARED. . . . . . . . .      -        1,073        1,935       2,146
                                            ------    ------       ------      ------

BALANCE AT END OF PERIOD . . . . . . . .    $5,836    $4,460       $5,836      $4,460
                                            ======    ======       ======      ======



The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Financial Statements.


                             AEP GENERATING COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .   $635,273       $629,286
  General . . . . . . . . . . . . . . . . . . . . . . . . .      2,578          2,400
  Construction Work in Progress . . . . . . . . . . . . . .      2,578          8,407
                                                              --------       --------

          Total Electric Utility Plant. . . . . . . . . . .    640,429        640,093

  Accumulated Depreciation. . . . . . . . . . . . . . . . .    304,278        295,065
                                                              --------       --------


          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .    336,151        345,028
                                                              --------       --------

CURRENT ASSETS:

  Cash and Cash Equivalents . . . . . . . . . . . . . . . .         41            317
  Accounts Receivable:
    Affiliated Companies. . . . . . . . . . . . . . . . . .     19,147         22,464
    Miscellaneous . . . . . . . . . . . . . . . . . . . . .      2,617          2,643
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .     18,785         17,505
  Materials and Supplies. . . . . . . . . . . . . . . . . .      4,279          3,966
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .         70            150
                                                              --------       --------


          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     44,939         47,045
                                                              --------       --------


REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      5,624          5,744
                                                              --------       --------


DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      2,416            823
                                                              --------       --------




            TOTAL . . . . . . . . . . . . . . . . . . . . .   $389,130       $398,640
                                                              ========       ========

See Notes to Financial Statements.



                             AEP GENERATING COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - Par Value $1,000:
    Authorized and Outstanding - 1,000 Shares . . . . . . .   $  1,000       $  1,000
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     26,300         29,235
  Retained Earnings . . . . . . . . . . . . . . . . . . . .      5,836          3,673
                                                              --------       --------

          TOTAL CAPITALIZATION AND
                 COMMON SHAREHOLDER'S EQUITY . . . . . . . . . .     33,136         33,908
                                                                   --------       --------

OTHER NONCURRENT LIABILITIES. . . . . . . . . . . . . . . .        475            592
                                                              --------       --------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .     44,804         44,800
  Short-term Debt - Notes Payable . . . . . . . . . . . . .       -            24,700
  Advances from Affiliates. . . . . . . . . . . . . . . . .     37,870           -
  Accounts Payable:
    General . . . . . . . . . . . . . . . . . . . . . . . .      7,207          7,539
    Affiliated Companies. . . . . . . . . . . . . . . . . .      4,221         19,451
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      6,818          4,285
  Rent Accrued - Rockport Plant Unit 2. . . . . . . . . . .      4,963          4,963
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      3,075          4,763
                                                              --------       --------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .    108,958        110,501
                                                              --------       --------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2 . . . . . . . . . . . . . . . . . .    124,974        127,759
                                                              --------       --------

REGULATORY LIABILITIES:
  Deferred Investment Tax Credits . . . . . . . . . . . . .     61,440         63,114
  Amounts Due to Customers for Income Taxes . . . . . . . .     25,107         26,266
                                                              --------       --------

          TOTAL REGULATORY LIABILITIES. . . . . . . . . . .     86,547         89,380
                                                              --------       --------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     34,890         36,500
                                                              --------       --------

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .        150           -
                                                              --------       -----

CONTINGENCIES (Note 3)

            TOTAL . . . . . . . . . . . . . . . . . . . . .   $389,130       $398,640
                                                              ========       ========

See Notes to Financial Statements.



                             AEP GENERATING COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended

                                    June 30,

                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $  4,098       $  3,836
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    11,046         10,923
    Deferred Federal Income Taxes. . . . . . . . . . . . . .    (2,769)        (2,661)
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,674)        (1,677)
    Amortization of Deferred Gain on Sale
      and Leaseback - Rockport Plant Unit 2. . . . . . . . .    (2,785)        (2,785)
    Deferred Property Taxes. . . . . . . . . . . . . . . . .    (1,648)        (1,666)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .     3,343            936
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    (1,593)       (15,480)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   (15,562)         6,496
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .     2,533          4,477
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (1,270)        (3,413)
                                                              --------       --------
        Net Cash Flows Used For Operating Activities . . . .    (6,281)        (1,014)
                                                              --------       --------

INVESTING ACTIVITIES - Construction Expenditures . . . . . .    (2,295)        (4,436)
                                                              --------       --------

FINANCING ACTIVITIES:
  Return of Capital to Parent Company. . . . . . . . . . . .    (2,935)        (6,000)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (24,700)        14,925
  Change in Advances from Affiliates (net) . . . . . . . . .    37,870           -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .    (1,935)        (2,146)
                                                              --------       --------
        Net Cash Flows From Financing Activities . . . . . .     8,300          6,779
                                                              --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .      (276)         1,329
Cash and Cash Equivalents at Beginning of Period . . . . . .       317            232
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $     41       $  1,561
                                                              ========       ========


Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $1,619,000 and $1,070,000 and for income taxes was $3,129,000 and $1,268,000 in 2000 and
  1999, respectively.

See Notes to Financial Statements.


                             AEP GENERATING COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.      MONEY POOL

        On June 15, 2000, the Company became a participant in the American Electric Power (AEP) System Money Pool (Money Pool). The Money Pool is a
mechanism structured to meet the short-term cash requirements of the participants with AEP Company, Inc. acting as the primary borrower on behalf of the Money Pool. The Company's affiliates that are U.S. domestic electric utility operating companies are the primary participants in the Money Pool.

        The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP Company, Inc. needs to borrow and other participants meet their short-term cash requirements with advances from the Money Pool. AEP Company, Inc. borrows the funds needed on a daily basis to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP Company, Inc. is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Interest income is included in nonoperating income, and interest expense is included in interest charges. As a result of becoming a Money Pool participant, the Company retired its short-term debt and reports its borrowing from the Money Pool as Advances from Affiliates on the Balance Sheets.

3.      CONTINGENCIES

NOx Reductions

        As discussed in Note 3 of the Notes of Financial Statements of the 1999 Annual Report, the United States Environmental Protection Agency had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide
(NOx) emissions in 22 eastern states, including certain states in which the AEP System?s generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

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

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

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

        Net income increased $0.4 million or 35% for the second quarter primarily as a result of the effect of a reduction in the April 1999 billings to reflect an adjustment to actual for estimated power production expenses included in March 1999 billings. The 1999 adjustment to actual expenses reduced revenues and net income for the second quarter of 1999. Also contributing to the $0.3 million or 7% increase in net income for the year-to-date period was the effect of expenses incurred in 1999 that were included in billing in the fourth quarter of 1999.

        Income statement line items which changed significantly were:

                                     Increase (Decrease)

                            Second Quarter     Year-to-Date

                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $ 5.3      10      $ 9.4       9
Fuel Expense . . . . . . . .      5.9      29       10.1      25
Other Operation Expense. . .     (0.1)     (6)      (0.4)     (7)
Maintenance Expense. . . . .     (1.3)    (29)      (1.1)    (16)
Taxes Other Than Federal
  Income Taxes . . . . . . .     (0.1)    (10)      (0.2)    (10)
Federal Income Taxes . . . .      0.2     N.M.       0.1      13
Net Interest Charges . . . .      0.3      48        0.5      43

N.M. = Not Meaningful

        The increase in operating revenues resulted primarily from an increase in recoverable expenses as generation increased due to the availability of the Rockport Plant. In 1999 planned maintenance outages reduced the availability of the Rockport Plant units. Shorter outages in the first and second quarters of 2000 allowed the Rockport units to generate 22% more electricity in the first six months of 2000 than in 1999.

        Fuel expense increased due to the increase in generation reflecting the increased availability of the Rockport Plant units. The reduction in the number of outages and the shorter length of planned outages accounted for the decrease in maintenance expense for the second quarter and year-to-date period.
        Taxes other than federal income taxes declined due to a decrease in state income taxes attributable to the filing of a consolidated tax return with an affiliate that had reduced taxable income.

        Federal income taxes attributable to operations increased due to an increase in pre-tax income.

        The increase in interest charges was due to an increase in the average outstanding short-term debt balances and an increase in average interest rates on short-term and variable rate debt reflecting the Company's short-term cash demands and market conditions for short-term interest rates.



                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended

                                                June 30,                  June 30,
                                         ---------------------    ----------------
                                           2000         1999         2000          1999
                                           ----         ----         ----          ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $430,000     $373,766    $  885,595   $  801,468
                                         --------     --------    ----------   ----------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   92,663       99,659       191,220      223,232
  Purchased Power. . . . . . . . . . . .  106,410       61,048       198,974      111,639
  Other Operation. . . . . . . . . . . .   61,566       60,162       122,207      122,911
  Maintenance. . . . . . . . . . . . . .   28,989       38,361        57,314       66,872
  Depreciation and Amortization. . . . .   38,899       37,224        77,237       73,775
  Taxes Other Than Federal Income Taxes.   28,817       30,066        59,462       60,041
  Federal Income Taxes . . . . . . . . .   14,448        4,147        42,727       28,292
                                         --------     --------    ----------   ----------
          TOTAL OPERATING EXPENSES . . .  371,792      330,667       749,141      686,762
                                         --------     --------    ----------   ----------
OPERATING INCOME . . . . . . . . . . . .   58,208       43,099       136,454      114,706
NONOPERATING INCOME (LOSS) . . . . . . .    3,427          315         4,208         (773)
                                         --------     --------    ----------   ----------
INCOME BEFORE INTEREST CHARGES . . . . .   61,635       43,414       140,662      113,933
INTEREST CHARGES . . . . . . . . . . . .   31,395       32,378        62,758       63,636
                                         --------     --------    ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM . . . .   30,240       11,036        77,904       50,297

EXTRAORDINARY GAIN - DISCONTINUANCE OF
 SFAS NO. 71 (INCLUSIVE OF TAX BENEFIT
 OF $7,872,000). . . . . . . . . . . . .    8,938         -            8,938         -
                                         --------     --------    ----------   -------
NET INCOME . . . . . . . . . . . . . . .   39,178       11,036        86,842       50,297
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      632          673         1,265        1,348
                                         --------     --------    ----------   ----------
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 38,546     $ 10,363    $   85,577   $   48,949
                                         ========     ========    ==========   ==========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended

                                                June 30,                  June 30,
                                         ---------------------    ----------------
                                           2000         1999        2000           1999
                                           ----         ----        ----           ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $191,232     $187,699    $175,854       $179,461
NET INCOME . . . . . . . . . . . . . . .   39,178       11,036      86,842         50,297

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   31,653       30,348      63,306         60,696
    Cumulative Preferred Stock . . . . .      525          565       1,050          1,132
  Capital Stock Expense. . . . . . . . .      106          108         214            216
                                         --------     --------    --------       --------

BALANCE AT END OF PERIOD . . . . . . . . $198,126     $167,714    $198,126       $167,714
                                         ========     ========    ========       ========

The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Consolidated Financial Statements.


                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                            June 30,      December 31,
                                                              2000            1999
                                                           ----------     --------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .      $2,040,224     $2,014,968
  Transmission . . . . . . . . . . . . . . . . . . . .       1,164,462      1,151,377
  Distribution . . . . . . . . . . . . . . . . . . . .       1,778,715      1,741,685
  General. . . . . . . . . . . . . . . . . . . . . . .         247,847        247,798
  Construction Work in Progress. . . . . . . . . . . .          84,986        107,123
                                                            ----------     ----------
          Total Electric Utility Plant . . . . . . . .       5,316,234      5,262,951
  Accumulated Depreciation and Amortization. . . . . .       2,128,020      2,079,490
                                                            ----------     ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .       3,188,214      3,183,461
                                                            ----------     ----------



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .         299,777        160,546
                                                            ----------     ----------



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .           2,023         64,828
  Advances to Affiliates . . . . . . . . . . . . . . .          12,857           -
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .         135,110        109,525
    Affiliated Companies . . . . . . . . . . . . . . .          47,252         37,827
    Miscellaneous. . . . . . . . . . . . . . . . . . .          10,728          9,154
    Allowance for Uncollectible Accounts . . . . . . .          (2,205)        (2,609)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .          49,356         58,161
  Materials and Supplies . . . . . . . . . . . . . . .          57,134         56,917
  Accrued Utility Revenues . . . . . . . . . . . . . .          40,389         53,418
  Energy Trading Contracts . . . . . . . . . . . . . .         986,681        143,777
  Prepayments. . . . . . . . . . . . . . . . . . . . .           7,554          7,713
                                                            ----------     ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .       1,346,879        538,711
                                                            ----------     ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .         448,905        436,894
                                                            ----------     ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .          29,973         34,788
                                                            ----------     ----------

            TOTAL. . . . . . . . . . . . . . . . . . .      $5,313,748     $4,354,400
                                                            ==========     ==========

See Notes to Consolidated Financial Statements.



                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                          June 30,      December 31,
                                                            2000            1999
                                                         ----------     --------
                                                               (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  30,000,000 Shares

    Outstanding - 13,499,500 Shares. . . . . . . . . .   $  260,458      $  260,458
  Paid-in Capital. . . . . . . . . . . . . . . . . . .      717,464         714,259
  Retained Earnings. . . . . . . . . . . . . . . . . .      198,126         175,854
                                                         ----------      ----------
          Total Common Shareholder's Equity. . . . . .    1,176,048       1,150,571
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .       18,188          18,491
    Subject to Mandatory Redemption. . . . . . . . . .       11,860          20,310
  Long-term Debt . . . . . . . . . . . . . . . . . . .    1,435,207       1,539,302
                                                         ----------      ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .    2,641,303       2,728,674
                                                         ----------      ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .      122,295         132,130
                                                         ----------      ----------

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .        8,450            -
  Long-term Debt Due Within One Year . . . . . . . . .      175,005         126,005
  Short-term Debt. . . . . . . . . . . . . . . . . . .      145,675         123,480
  Accounts Payable - General . . . . . . . . . . . . .       40,039          59,150
  Accounts Payable - Affiliated Companies. . . . . . .       89,137          42,459
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .       48,274          49,038
  Customer Deposits. . . . . . . . . . . . . . . . . .       12,769          12,898
  Interest Accrued . . . . . . . . . . . . . . . . . .       18,176          19,079
  Energy Trading Contracts . . . . . . . . . . . . . .      973,727         140,279
  Other. . . . . . . . . . . . . . . . . . . . . . . .       63,408          71,044
                                                         ----------      ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .    1,574,660         643,432
                                                         ----------      ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .      685,551         671,917
                                                         ----------      ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       45,676          57,259
                                                         ----------      ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .      244,263         120,988
                                                         ----------      ----------

CONTINGENCIES (Note 5)

            TOTAL. . . . . . . . . . . . . . . . . . .   $5,313,748      $4,354,400
                                                         ==========      ==========

See Notes to Consolidated Financial Statements.


                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Six Months Ended

                                                                        June 30,
                                                                ----------------
                                                                   2000          1999
                                                                   ----          ----
                                                                     (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  $  86,842     $  50,297
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . . .     77,293        74,302
    Deferred Federal Income Taxes. . . . . . . . . . . . . . .     15,054        13,895
    Deferred Investment Tax Credits. . . . . . . . . . . . . .     (2,332)       (2,344)
    Deferred Power Supply Costs (net). . . . . . . . . . . . .    (11,938)       23,208
    Extraordinary Gain - Discontinuance of SFAS No. 71 . . . .     (8,938)         -
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . .    (36,988)       18,981
    Fuel, Materials and Supplies . . . . . . . . . . . . . . .      8,588       (17,635)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . .     13,029         7,266
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .     27,567       (25,164)
    Revenue Refunds Accrued. . . . . . . . . . . . . . . . . .     (3,321)      (73,030)
  Unrealized Gain on Trading Assets and Liabilities. . . . . .    (19,438)       (6,047)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . .    (15,855)       (3,081)
                                                                ---------     ---------
        Net Cash Flows From Operating Activities . . . . . . .    129,563        60,648
                                                                ---------     ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . .    (80,870)      (86,808)
  Proceeds from Sale of Property . . . . . . . . . . . . . . .        148           200
                                                                ---------     ---------
        Net Cash Flows Used For Investing Activities . . . . .    (80,722)      (86,608)
                                                                ---------     ---------

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . .     74,787       148,751
  Change in Short-term Debt (net). . . . . . . . . . . . . . .     22,195        38,750
  Change in Advances to Affiliates (net) . . . . . . . . . . .    (12,857)         -
  Retirement of Cumulative Preferred Stock . . . . . . . . . .       (210)         (149)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . .   (131,202)      (77,236)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . .    (63,306)      (60,696)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . .     (1,053)       (1,134)
                                                                ---------     ---------
        Net Cash Flows From (Used For) Financing Activities. .   (111,646)       48,286
                                                                ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . .    (62,805)       22,326
Cash and Cash Equivalents at Beginning of Period . . . . . . .     64,828         7,755
                                                                ---------     ---------
Cash and Cash Equivalents at End of Period . . . . . . . . . .  $   2,023     $  30,081
                                                                =========     =========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $61,828,000 and $61,693,000 and for income taxes was $21,198,000 and $18,062,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $7,451,000 and $8,845,000 in 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.


                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

         2.  FINANCING ACTIVITIES
             --------------------

                 In May 2000 the Company issued $75 million of floating rate senior unsecured notes due 2001. During the first six months of 2000, the Company reacquired the following first mortgage bonds for $101 million.

                                                      Principal
                                                      Amount

                 % Rate        Due Date               Reacquired
                 ------        --------               ----------
                                                    (in thousands)
                 6.35          March 1, 2000          $48,000
                 6.71          June 1, 2000            48,000
                 7.125         May 1, 2024              5,000

                      In January 2000 the Company redeemed $30 million of pollution control revenue bonds early with a due date of 2014. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

3.       RATE MATTERS

               As discussed in Note 4 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the AEP System companies filed a settlement agreement with the Federal Energy Regulatory Commission
         (FERC) for their approval to establish an open access transmission tariff. The Company made a provision in 1999 for a refund including interest for amounts paid in excess of the agreed to rate.

               On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing raised in a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. Pursuant to FERC orders the refunds were made in two payments. The first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers and a rate of $1.42 kw/month was established and took effect on June 16, 2000 in connection with the consummation of the AEP and Central and South West Corporation merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase the utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

         West Virginia

                 As discussed in Note 4 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the Company has been involved in a rate proceeding regarding base and expanded net energy cost (ENEC) rates. On February 7, 2000, the Company and other parties to the proceeding filed a Joint Stipulation and Agreement for Settlement (Joint Stipulation) with the Public Service Commission of West Virginia (WVPSC) for approval.

                 The Joint Stipulation's main provisions include no change in either base or ENEC rates effective January 1, 2000 from those base and ENEC rates in effect from November 1, 1996 until December 31, 1999 (these rates provide for recovery of regulatory assets including any generation related regulatory assets through frozen transition rates and a wires charge of 0.5 mills per kwh provided for in the WV Restructuring Plan, see Note 4); the suspension of annual ENEC recovery proceedings and deferral accounting for over or under recovery effective January 1, 2000; and the retention, as a regulatory liability, on the books of the net cumulative deferred ENEC recovery balance of $66 million. The Joint Stipulation provides that when deregulation of generation occurs in West Virginia (WV), the Company will use this retained regulatory liability to reduce generation-related regulatory assets and, to the extent possible, any additional costs or obligations that deregulation may impose.

                 Also under the Joint Stipulation the Company's share of any net savings from the merger between the Company and Central and South West Corporation prior to December 31, 2004 shall be retained by the Company. All costs incurred in the merger that were allocated to the Company shall be fully charged to expense as of December 31, 2004 and shall not be included in any WV rate proceeding after that date. After December 31, 2004, any distribution savings related to the merger will be reflected in rates in any future rate proceeding before the WVPSC to establish distribution rates or to adjust rate caps during the transition to market based rates. When deregulation of generation occurs in WV, the net retained generation related merger savings shall be used to recover any generation related regulatory assets that are not recovered under the other provisions of the Joint Stipulation and the mechanisms provided in the deregulation legislation and, to the extent possible, to recover any additional costs or obligations that deregulation may impose. Regardless of whether the net cumulative deferred ENEC recovery balance and the net merger savings are sufficient to offset all of the Company's generation-related regulatory assets, under the terms of the Joint Stipulation there will be no further explicit adjustment to the Company's rates to provide for recovery of generation-related regulatory assets beyond the above discussed specific adjustments provided in the Joint Stipulation and the 0.5 mills per kilowatthour (kwh) wires charge provided in the WV Restructuring Plan (see Note 4 for discussion of WV Restructuring
         Plan). On June 2, 2000, the WVPSC issued an order approving the Joint Stipulation.

4.   INDUSTRY RESTRUCTURING
     ----------------------

                 Restructuring legislation has been enacted in both of the Company's retail jurisdictions that results in the transition from cost-based regulation for generation to customer choice market pricing for the supply of electricity. The enactment of restructuring legislation and the ability to determine transition rates and wires charges under restructuring legislation resulted in the discontinuance of the application of Statement of Financial Accounting Standards
         (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." Prior to restructuring, the Company accounted for its operations according to the cost-based regulatory accounting principles of SFAS
         71. Under the provisions of SFAS 71, regulatory assets and regulatory liabilities are recorded to reflect the economic effects of regulation and to match expenses with regulated revenues. The discontinuance of the application of SFAS 71 is based on SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a company is required to write-off regulatory assets and liabilities related to its deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of the company's operations which continues to be cost-based rate regulated. Additionally, a company experiencing a discontinuance of cost-based rate regulation is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." A SFAS 121 accounting impairment analysis involves estimating future non-discounted net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes.

                 As legislative and regulatory proceedings evolve, the Company is applying the standards discussed above. Following is a summary of restructuring legislation, the status of the transition and the status of the Company's accounting to comply with the changes.

         Virginia Restructuring

                 Under a 1999 Virginia restructuring law a transition to choice of supplier for retail customers will commence on January 1, 2002 and be completed, subject to a finding by the Virginia State Corporation Commission (Virginia SCC) that an effective competitive market exists by January 1, 2004 but not later than January 1, 2005.

                 The Virginia restructuring law provides an opportunity for recovery of just and reasonable net stranded generation-related costs. The mechanisms in the Virginia law for stranded cost recovery are: a capping of incumbent utility transition rates until as late as July 1, 2007, and the application of a wires charge upon customers who may depart the incumbent utility in favor of an alternative supplier prior to the termination of the rate cap. The law provides for the establishment of capped rates prior to January 1, 2001 and establishment of a wires charge by the fourth quarter of 2001. Since the Company does not intend to request new rates, its current rates will become the capped rates.

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

                 The provisions of the restructuring plan provide for customer choice to begin on January 1, 2001, or at a later date set by the WVPSC after all necessary rules are in place (the "starting date"); deregulation of generation assets occurring on the starting date; functional separation of the generation, transmission and distribution businesses on the starting date and their legal corporate or structural separation no later than January 1, 2005; a transition period of up to 13 years, during which the incumbent utility must provide default service for customers who do not change suppliers unless an alternative default supplier is selected through a WVPSC-sponsored bidding process; capped and fixed rates for the 13-year transition period as discussed below; deregulation of metering and billing; a 0.5 mills per kwh wires charge applicable to all retail customers for the period January 1, 2001 through December 31, 2010 intended to provide for recovery of any stranded costs including net regulatory assets; and establishment by the Company of a rate stabilization deferral balance of $76 million by the end of year ten of the transition period to be used as determined by the WVPSC to offset market prices paid for electricity in the eleventh, twelfth, and thirteenth year of the transition period by residential and small commercial customers that do not choose an alternative supplier.

                 Default rates for residential and small commercial customers are capped for four years after the starting date and then increase as specified in the plan for the next six years. In years eleven, twelve and thirteen of the transition period, the power supply rate shall equal the market price of comparable power. Default rates for industrial and large commercial customers are discounted by 1% for four and a half years, beginning July 1, 2000, and then increased at pre-defined levels for the next three years. After seven years the power supply rate for industrial and large commercial customers will be market based. The Company's Joint Stipulation agreement, discussed in
         Note 3 above, which was approved by the WVPSC on June 2, 2000 in connection with a base rate filing, also provides additional mechanisms to recover the Company's regulatory assets.

         Application of SFAS 71 Discontinued

               In June 2000 the Company discontinued the application of SFAS 71 for the Virginia and West Virginia retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions and the Company was able to determine its transition rates and wires charges. The discontinuance in the West Virginia jurisdiction was possible as a result of a June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates (See discussion in Note 3). The Company was also able to discontinue application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that it would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the West Virginia legislation would become effective with the passage of the required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting.

         The discontinuance of SFAS 71 for generation resulted in an extraordinary gain of $9 million because management believes that all net regulatory assets related to the Virginia and West Virginia generating business will be recovered. Under the provisions of EITF 97-4, the Company's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. An accounting impairment analysis of generation assets under SFAS 121 was performed which concluded there was no impairment of generation assets.

5.       CONTINGENCIES

         Litigation

               As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance
         (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $79 million (including interest).

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

         Federal EPA Complaint and Notice of Violation

         As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components or other repairs needed for the reliable, safe and efficient operation of the plant.

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

         On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

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

         NOx Reductions

         As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states'
         development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

         Preliminary estimates indicate that compliance with NOx rule upheld by the Appeals Court could result in required capital expenditures of approximately $365 million for the Company. Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates, wires charges or future market price of electricity, they will have a material adverse effect on future results of operations, cash flows and possibly financial condition.

         Other

         The Company continues to be involved in certain other matters discussed in its 1999 Annual Report.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------
RESULTS OF OPERATIONS

        Net income increased $28 million or 255% for the quarter and $36 million or 73% for the year-to-date period due to increased operating income, an increase in nonoperating income from electricity trading gains outside the Company's traditional marketing area and an extraordinary gain from the discontinuance of regulatory accounting.

        Income statement line items which changed significantly were:

                                     Increase (Decrease)

                             Second Quarter       Year-to-Date

                            (in millions)  %   (in millions)   %

Operating Revenues . . . . .     $56      15       $ 84       10
Fuel Expense . . . . . . . .      (7)     (7)       (32)     (14)
Purchased Power Expense. . .      45      74         87       78
Maintenance Expense. . . . .      (9)    (24)       (10)     (14)
Federal Income Taxes . . . .      10     248         14       51
Nonoperating Income. . . . .       3     N.M.         5      N.M.
Extraordinary Gain . . . . .       9     N.M.         9      N.M.

N.M. = Not Meaningful

        The increase in operating revenues and purchased power expense resulted from the Company's share of increased wholesale electricity transactions by the American Electric Power System Power Pool (AEP Power Pool). The Company as a member of the AEP Power Pool shares in the revenues and cost of the AEP Power Pool's wholesale sales and forward trades to neighboring utility systems and power marketers. As a result of an affiliate's major industrial customer's decision not to continue a purchase power agreement, additional power was delivered to the AEP Power Pool. The Company's share of these AEP Power Pool marketing and trading transactions within the AEP System's traditional marketing area (within two transmission systems of AEP System) are recorded as operating revenues and purchases. Forward trading sales and purchases are recorded on a net basis in operating revenues.

        Fuel expense decreased due to discontinuance of deferred accounting for over or under recovery of fuel cost effective January 1, 2000 as a result of a Joint Stipulation and Agreement for Settlement approved by the Public Service Commission of West Virginia (WVPSC).

        The decrease in maintenance expense is due to the effect of boiler plant maintenance repairs to the Amos Plant during 1999. Federal income taxes attributable to operations increased primarily due to an increase in pre-tax operating income. Nonoperating income increased due to an increase in net gains from the non-regulated electric trading outside the AEP Power

Pool's traditional marketing area. The AEP Power Pool enters into financial transactions for the purchase and sale of electricity options, futures and swaps, and for the forward purchase and sale of electricity outside of the AEP System's traditional marketing area. The Company's share of these non-regulated and financial trading activities are included in nonoperating income.

        The extraordinary gain in the second quarter was a result of the discontinuance of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," for the generation portion of the Company's business in Virginia and West Virginia as a result of restructuring legislation in both states. Based on management's belief that all net regulatory assets related to the Virginia and West Virginia generation business will be recovered, the Company's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. The Company performed an accounting impairment analysis of generation assets under SFAS 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and concluded there was no accounting impairment of generation assets.

FINANCIAL CONDITION

        Total plant and  property  additions  including  capital  leases for the first six months of 2000 were $88 million. Short-term debt increased by $22 million since December 1999. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

        In January 2000 the Company redeemed $30 million of 7.40 pollution control bonds due 2014 at 102%. In March 2000 the Company redeemed at maturity $48 million of 6.35% first mortgage bonds. In June 2000 the Company issued $75 million of senior unsecured medium term notes with a variable interest rate due in 2001. Also in June 2000 the Company redeemed at maturity $48 million of 6.71% first mortgage bonds.

OTHER MATTERS

Litigation

        As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP?s corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $79 million (including interest).

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

        In order to resolve this issue, the Company filed suit against the United States in the U.S. District Court for the Southern District of Ohio in 1998. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the Tax Court?s decision in Winn-Dixie, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and will vigorously pursue its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition.

Application of SFAS 71 Discontinued

        In June 2000 the Company discontinued the application of SFAS 71 for the Virginia and West Virginia retail jurisdictional portions of its generation business since generation is no longer considered to be cost-based regulated in those jurisdictions and the Company was able to determine its transition rates and wires charges. The discontinuance in the West Virginia jurisdiction was possible as a result of a June 2, 2000 approval of the Joint Stipulation which established rates, wires charges and regulatory asset recovery procedures during the transition period to market rates (See discussion in Note 3). The Company was also able to discontinue application of SFAS 71 for the generation portion of its Virginia retail jurisdiction after management decided that it would not request capped rates different from its current rates. The existence of effective restructuring legislation in Virginia and the probability that the West Virginia legislation would become effective with the passage of the required tax legislation in 2001 supported management's decision to discontinue SFAS 71 regulatory accounting.

        The discontinuance of SFAS 71 for generation resulted in an extraordinary gain of $9 million because management believes that all net regulatory assets related to the Virginia and West Virginia generating business will be recovered. Under the provisions of Financial Accounting Standards
Board's Emerging Issues Task Force (EITF) Issue 97-4, the Company's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers. An accounting impairment analysis of generation assets under SFAS 121 was performed which concluded there was no impairment of generation assets.

Federal EPA Complaint and Notice of Violation

        As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components or other repairs needed for the reliable, safe and efficient operation of the plant.

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

        On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000.
Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

        In the event the Company does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates, stranded cost wires charges and future market prices for energy. NOx Reductions

        As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

        Preliminary estimates indicate that compliance with NOx rule upheld by the Appeals Court could result in required capital expenditures of approximately $365 million for the Company. Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates, wires charges or future market price of electricity, they will have a material adverse effect on future results of operations, cash flows and possibly financial condition.

Market Risks

        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices and interest rates. The Company's exposure to market risk from the trading of electricity and related financial derivative instruments, which are allocated to the Company through the American Electric Power System Power Pool, were less than $8 million at June 30, 2000 and $4 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           -------------------    --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $437,911   $383,783     $754,239   $666,060
                                           --------   --------     --------   --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    140,841    106,397      230,238    174,312
  Purchased Power. . . . . . . . . . . .     34,936     16,247       55,356     29,394
  Other Operation. . . . . . . . . . . .     54,307     66,255      129,609    128,894
  Maintenance. . . . . . . . . . . . . .     15,474     19,956       31,896     35,183
  Depreciation and Amortization. . . . .     40,887     43,257       95,085     86,370
  Taxes Other Than Federal Income Taxes.     19,922     22,971       37,456     46,296
  Federal Income Taxes . . . . . . . . .     35,827     29,021       40,232     39,841
                                           --------   --------    ---------   --------

          TOTAL OPERATING EXPENSES . . .    342,194    304,104      619,872    540,290
                                           --------   --------    ---------   --------

OPERATING INCOME . . . . . . . . . . . .     95,717     79,679      134,367    125,770

NONOPERATING INCOME. . . . . . . . . . .      1,815      1,199        2,362      2,147
                                           --------   --------    ---------   --------

INCOME BEFORE INTEREST CHARGES . . . . .     97,532     80,878      136,729    127,917

INTEREST CHARGES . . . . . . . . . . . .     29,979     29,854       61,037     59,873
                                           --------   --------     --------   --------

NET INCOME . . . . . . . . . . . . . . .     67,553     51,024       75,692     68,044

PREFERRED STOCK DIVIDEND REQUIREMENTS. .         61      1,735          121      3,547
                                           --------   --------     --------   --------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $ 67,492   $ 49,289     $ 75,571   $ 64,497
                                           ========   ========     ========   ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           ------------------     --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED . . . . . . .    $733,957  $717,767      $764,225    $739,031
CONFORMING CHANGE IN ACCOUNTING POLICY      (5,984)   (5,172)       (5,331)     (4,644)
                                          --------  --------      --------    --------
ADJUSTED BALANCE AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . .   727,973   712,595       758,894     734,387
NET INCOME . . . . . . . . . . . . . . .    67,553    51,024        75,692      68,044

DEDUCTIONS:
  Cash Dividends Declared:
        Common Stock . . . . . . . . . .    39,000    37,000        78,000      74,000
        Preferred Stock. . . . . . . . .        61     1,735           121       3,547
                                          --------  --------      --------    --------

BALANCE AT END OF PERIOD . . . . . . . .  $756,465  $724,884      $756,465    $724,884
                                          ========  ========      ========    ========

The Company is a wholly owned subsidiary of American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $3,201,217     $3,152,319
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     577,345        566,629
  Distribution. . . . . . . . . . . . . . . . . . . . . . .   1,190,819      1,157,091
  General . . . . . . . . . . . . . . . . . . . . . . . . .     235,535        307,378
  Construction Work in Progress . . . . . . . . . . . . . .      80,163        101,550
  Nuclear Fuel. . . . . . . . . . . . . . . . . . . . . . .     228,013        226,927
                                                             ----------     ----------

          Total Electric Utility Plant. . . . . . . . . . .   5,513,092      5,511,894

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   2,266,917      2,263,925
                                                             ----------     ----------

          Net Electric Utility Plant. . . . . . . . . . . .   3,246,175      3,247,969
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      42,765         41,433
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       4,342          5,830
  Special Deposits for Reacquisition of Long-term Debt. . .        -            50,000
  Accounts Receivable:
    General . . . . . . . . . . . . . . . . . . . . . . . .      42,182         49,228
    Affiliate . . . . . . . . . . . . . . . . . . . . . . .      13,915         15,254
  Materials and Supplies. . . . . . . . . . . . . . . . . .      56,469         58,196
  Fuel Inventory. . . . . . . . . . . . . . . . . . . . . .      23,587         26,434
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .      54,579         30,911
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       6,839          5,353
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     201,913        241,206
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .     230,707        240,059
                                                             ----------     ----------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION . . . . . .     953,249        953,219
                                                             ----------     ----------

NUCLEAR DECOMMISSIONING TRUST . . . . . . . . . . . . . . .      91,045         86,122
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      26,985         37,812
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $4,792,839     $4,847,850
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.



                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $25 Par Value:
    Authorized - 12,000,000 Shares

    Outstanding - 6,755,535 Shares. . . . . . . . . . . . .  $  168,888     $  168,888
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     405,000        405,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     756,465        758,894
                                                             ----------     ----------
          TOTAL COMMON SHAREHOLDER'S EQUITY . . . . . . . .   1,330,353      1,332,782

PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .       5,967          5,967
CPL-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
 SUBORDINATED DEBENTURES OF CPL . . . . . . . . . . . . . .     150,000        150,000
Long-term Debt. . . . . . . . . . . . . . . . . . . . . . .   1,454,554      1,304,541
                                                             ----------     ----------

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .   2,940,874      2,793,290
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .        -           150,000
  Advances from Affiliates. . . . . . . . . . . . . . . . .     253,779        322,158
  Accounts Payable - General. . . . . . . . . . . . . . . .     112,793         88,702
  Accounts Payable - Affiliated Companies . . . . . . . . .      36,038         35,344
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      23,973         41,121
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      27,631         14,723
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      33,048         25,349
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     487,262        677,397
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .   1,224,470      1,234,175
                                                             ----------     ----------

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .     130,703        133,306
                                                             ----------     ----------

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .       9,530          9,682
                                                             ----------     ----------

CONTINGENCIES (Note 6)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $4,792,839     $4,847,850
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.






                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Six Months Ended

                                                                     June 30,

                                                               2000           1999
                                                               ----           ----
                                                                  (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $ 75,692       $ 68,044
  Adjustments For Non-Cash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .  101,723         95,659
    Deferred Federal Income Taxes. . . . . . . . . . . . . .   (9,255)       (12,134)
    Deferred Investment Tax Credits. . . . . . . . . . . . .   (2,603)        (2,602)
  Changes in Certain Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    8,385         (8,754)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .    4,575           (714)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .   24,785         (7,966)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .  (17,148)        14,603
    Interest Accrued . . . . . . . . . . . . . . . . . . . .   12,908           (389)
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .  (23,668)         2,780
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .    9,493         (1,072)
                                                             --------       --------
        Net Cash Flows From Operating Activities . . . . . .  184,887        147,455
                                                             --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .  (85,215)       (80,142)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,067)          (581)
                                                             --------       --------
        Net Cash Flows Used For Investing Activities . . . .  (89,282)       (80,723)
                                                             --------       --------

FINANCING ACTIVITIES:
  Retirement of Long-term Debt . . . . . . . . . . . . . . . (100,000)      (125,000)
  Reacquisition of Long-term Debt. . . . . . . . . . . . . .  (50,000)          -
  Special Deposit for Reacquisition of Long-term Debt. . . .   50,000           -
  Issuance of Long-term Debt . . . . . . . . . . . . . . . .  149,413           -
  Changes in Advances from Affiliates. . . . . . . . . . . .  (68,379)       140,337
  Dividends Paid on Common Stock . . . . . . . . . . . . . .  (78,000)       (74,000)
  Dividends Paid on Preferred Stock. . . . . . . . . . . . .     (127)        (3,923)
                                                             --------       --------
        Net Cash Flows Used For Financing Activities . . . .  (97,093)       (62,586)
                                                             --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .   (1,488)         4,146
Cash and Cash Equivalents at Beginning of Period . . . . . .    5,830          5,195
                                                             --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . . $  4,342       $  9,341
                                                             ========       ========


Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $46,981,000 and $51,241,000 and for income taxes was $48,141,000 and $29,987,000 in 2000 and
  1999, respectively.

See Notes to Consolidated Financial Statements.


                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

1.      GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 1999 Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.       MERGER

         In June 2000 the merger of American Electric Power Company, Inc. (AEP) and Central and South West Corporation (CSW), the parent company of Central Power and Light Company, was completed. As part of the change in control, an adjustment to conform the Company's accounting for vacation pay accruals with AEP's accounting policy was necessary.

         The effect of the conforming change in accounting was to reduce net assets by $5.3 million at December 31, 1999 and reduce net income by $0.7 million for the three months ended March 31, 2000 and by $0.4 million and $0.9 million for the three months and six months ended June 30, 1999, respectively.

         In connection with the merger, the Texas Commission approved a settlement agreement that provides for, among other things, sharing net merger savings with customers over six years after consummation of the merger through rate reduction riders. In the event that actual net merger savings are less than the rate reduction riders, results of operations and cash flows will be adversely affected.

3.       TEXAS RESTRUCTURING

    In June 1999 restructuring legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things:

o gives customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;

o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;

o        requires reductions in nitrogen oxide and sulfur dioxide emissions;

o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through  2001);
o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

     Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

     The Company and its affiliated electric utilities which operate in Texas filed their business separation (unbundling) plan with the Public Utility Commission of Texas (Texas Commission) on January 10, 2000. The filings described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000, the Texas Commission ruled that the plan was not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

     Under the Texas Legislation, electric utilities are allowed, with the approval of the Texas Commission, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge. In 1999 the Company filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs.

     On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit the Company to securitize approximately $764 million of net regulatory assets. The Texas Commission's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. The Company had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally requested by the Company in its 1999 securitization request has been included in a March 2000 filing with the Texas Commission, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing for $1.1 billion includes recovery of approximately $800 million of South Texas Project (STP) nuclear plant costs included in utility plant on the Balance Sheet and previously identified as "Excess Cost Over Market" (ECOM) by the Texas Commission for regulatory purposes. A final determination on recovery will occur as part of the 2004 true-up proceeding and the total amount recoverable can be securitized.

     On  April  11,  2000,   four  parties   appealed  the  Texas   Commission's
securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. The Company will not be able to issue the securitization bonds until these appeals are resolved. As a result, the securitization bonds are not likely to be issued until 2001.

         The Company's financial statements have historically reflected the effects of applying the requirements of Statement of Financial Accounting
Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation". Pursuant to those requirements, regulatory assets and liabilities have been recorded to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations are no longer cost-based rate regulated, it is required to apply the provisions of SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a regulated entity is required to write-off regulatory assets and liabilities related to the portion of its operations whose rates will no longer be cost-based regulated, unless recovery of such amounts is provided through rates to be collected in the portion of the company's operations which continue to be regulated. Additionally, the Company is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and record any accounting impairment.

         As a result of the scheduled deregulation of generation under the Texas Legislation, the application of SFAS 71 for the generation portion of the Company's business in Texas was discontinued in 1999. Under the provisions of EITF 97-4, the Company's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers of the regulated distribution business. Since the Company has net stranded costs, management currently believes that substantially all generation-related regulatory assets should be recovered as provided by the Texas Legislation when an electric utility has a stranded cost. If future events were to occur that made the recovery of regulatory assets no longer probable, the Company would write-off the portion of such assets deemed unrecoverable as a non-cash charge to earnings.

     Recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered.

         An impairment analysis for generation assets under SFAS 121 was completed which concluded there was no accounting impairment of generation assets at the time the Company discontinued application of SFAS 71. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset to record for accounting purposes. The Company will test its generation assets for impairment under SFAS 121 when circumstances change. However, on a discounted basis the cash flows are less than the Company's generating asset's net book value and together with the Company's generation-related regulatory assets create a recoverable stranded cost under the Texas Legislation.

         The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. As a result, the Company recorded a charge to earnings of $32 million for the 1999 estimated excess earnings under the Texas Legislation. The Texas Commission is required under the Texas Legislation to certify that the Company's calculation of excess earnings for 1999 is correct by September 30, 2000.

         A Texas settlement agreement in connection with the AEP and CSW merger permits the Company to apply for regulatory purposes up to $20 million of STP ECOM Plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, plant assets will be depreciated on a systematic and rational basis unless impaired. To the extent excess earnings exceed $20 million in 2000 or 2001 the Company will establish a regulatory liability by a charge to earnings.

        Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, the Company will file a final fuel reconciliation with the Texas Commission which reconciles its fuel costs through the period ending December 31, 2001. Any final fuel balances will be included for recovery in the 2004 true-up proceeding.

     The Company continues to analyze the impact of the Texas electric utility industry restructuring legislation on its operations. Although management believes that the Texas Legislation provides for full recovery of the Company's stranded costs and that the Company does not have a recordable accounting impairment, a final determination of whether the Company will experience any accounting loss from an inability to recover generation-related assets and other restructuring related costs in Texas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event the Company is unable after the 2004 true-up proceeding to recover all or a portion of its generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

4.       RATE MATTERS

Texas Base Rates

         In November 1995 the Company filed with the Texas Commission a request to increase its retail base rates by $71 million. In October 1997 the Texas Commission issued a final order which lowered the Company's annual retail base rates by $19 million from the rate level which existed prior to May 1996. The Texas Commission also included a "glide path" rate methodology in the final order pursuant to which annual rates were reduced by $13 million beginning May 1, 1998 and an additional reduction of $13 million on May 1, 1999.

         The Company appealed the final order to the State District Court of Travis County (District Court). The primary issues being appealed include: the classification of $800 million of invested capital in STP as ECOM and assigning it a lower return on equity than other generation property; the use of the "glide path" rate reduction methodology; and an $18 million disallowance of billings from an affiliate, CSW Services. The Company has a 25.2% ownership interest in the 2,501 MW STP. As part of the appeal, the Company sought a temporary injunction to prohibit the Texas Commission from implementing the "glide path" rate reduction methodology. The temporary injunction was denied and the "glide path" rate reduction was implemented. In February 1999 the District Court affirmed the Texas Commission order in regard to the three major items discussed above.

         The Company appealed the District Court's findings to the Third District of Texas Court of Appeals (Appeals Court) which in July 2000, issued its opinion upholding the District Court except for the disallowance of an affiliated service billings. Under Texas law, specific findings regarding affiliate transactions must be made by the Texas Commission. In regards to the affiliate expense issue, the findings were not complete in the opinion of the Appeals Court who remanded the issue back to the Texas Commission. Management intends to seek a rehearing of the Appeals Court's opinion and is unable to predict the final resolution of its appeal. If the Company is unsuccessful in its appeal it will continue to adversely affect the Company's results of operations, cash flows and possibly financial condition.

         As part of the AEP/CSW merger approval process in Texas, a stipulation agreement was approved which resulted in the withdrawal of the appeal related to the "glide path" rate methodology. The Company will continue its appeal of the ECOM classification of STP property and the disallowed affiliated billings.

Fuel Factor Filings

        In March 2000 the Texas Commission approved a settlement related to the Company's January 2000 fuel factor filing. The settlement provided for an increase in fuel factor revenues of $43.3 million annually beginning in March 2000 and a surcharge to provide $24.7 million for under recovered fuel cost beginning in April 2000.

        In July 2000 the Company filed with the Texas Commission an application for authority to implement an increase in fuel factors effective with the September 2000 billing month. The Company also proposed to implement an interim fuel surcharge to collect its under-recovered fuel costs, including accumulated interest, over a 12-month period beginning in October 2000. In early August 2000, a settlement was reached between the various parties. The settlement allows for an increase in fuel factor revenues of $173.5 million annually and provides for a surcharge of $21.3 million for under-recovered fuel costs for the period of December 1999 through May 2000 and a surcharge not to exceed $65.1 million for projected under-recoveries for the period from June 2000 through August 2000. A compliance filing detailing the actual under-recoveries for June 2000 through August 2000 will be made in September 2000. The settlement requires the approval of the Texas Commission.

5.       FINANCING ACTIVITIES

         In February 2000 the Company sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month London Inter-Bank Overnight Rate (LIBOR) plus 0.45%. The initial rate, set February 18, 2000, was 6.56%. Net proceeds of $149.4 million were used to refund $100 million of Series HH, 6% First Mortgage Bonds maturing April 1, 2000 and to repay a portion of short-term debt.

         In March 2000 the Company reacquired $50 million of its 7-1/2% Series AA First Mortgage Bonds due March 1, 2020. The reacquisition was funded from the issuance of Series 1999B in December 1999 the proceeds of which were placed in a special deposit for reacquisition.

        The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

6.      CONTINGENCIES

Municipal Franchise Fee Litigation

        The Company has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims the Company underpaid municipal franchise fees and seeks damages of up to $300 million plus attorney's fees. The Company filed a counterclaim for overpayment of franchise fees.

        During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

        In 1999 a class notice was mailed to each of the cities served by the Company. Over 90 of the 128 cities declined to participate in the lawsuit.
However, the Company has pledged that if any final, non-appealable court decision in the litigation awards a judgement against it for a franchise underpayment, the principles of that decision will be extended, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

        Although the Company believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on the Company's results of operations, cash flows or financial condition. If the Company is unsuccessful in defending itself against these claims it could have a material adverse effect on results of operations, cash flows and financial condition.

NOx Reductions

        On April 19, 2000, the Texas Natural Resource Conservation Commission adopted regulations that require reductions in nitrogen oxide (NOx) emissions for existing permitted electric generating facilities in the East Texas Region. The Company's implementation date for the regulations is 2003.

        Preliminary estimates indicate that compliance with the NOx rule could result in required capital expenditures of approximately $38 million for the Company. Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates and/or reflected in the future market price of electricity when generation is deregulated, they will have an adverse effect on future results of operations and cash flows.

        Other

        The Company continues to be involved in other matters discussed in its 1999 Form 10-K.

                CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
 -----------------------------------------------------------------------------

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND

                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         CPL's net income for the second quarter was $17 million or 32% higher than the comparable period in 1999 and year-to-date net income was $8 million or 11% higher largely as a result of increased sales to residential and commercial customers for the year-to-date period and reductions in operating expense for the quarter and year-to-date periods.

        Income statement line items which changed significantly were:

                                     Increase (Decrease)

                            Second Quarter     Year-to-Date

                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .     $54       14       $88       13
Fuel Expense . . . . . . . .      34       32        56       32
Purchased Power Expense. . .      19      115        26       88
Other Operation Expense. . .     (12)     (18)        1        1
Maintenance Expense. . . . .      (4)     (22)       (3)      (9)
Depreciation Expense . . . .      (2)      (5)        9       10
Taxes Other Than Federal
  Income Taxes . . . . . . .      (3)     (13)       (9)     (19)
Federal Income Taxes . . . .       7       23        -        -
Preferred Stock Dividends. .      (2)     (96)       (3)     (97)

         Operating revenues increased as a result of a rise in fuel related revenue due primarily to increased fuel revenues to recover higher fuel and purchased power expenses and increased energy sales reflecting a rise in residential and commercial customer demand. Higher fuel related revenue is generally offset by increases in fuel related expenses.

         A rise in the average price per unit of fuel, resulting mainly from higher spot market natural gas prices, accounted for the increase in fuel expense.

         The significant increase in purchased power expense resulted primarily from additional economy, capacity and cogeneration purchase expenses.

         Other operation expenses were reduced in the second quarter primarily due to a reduction in transmission expenses that resulted from a new prices for the Electric Reliability Council of Texas (ERCOT) transmission grid. Each year ERCOT establishes new rates to allocate the costs of the Texas transmission system to Texas electric utilities. The lower transmission expenses were offset in part by higher administrative expenses resulting from a change in the method of recording vacation expense, regulatory restructuring expense for unbundling, consulting expenses for a sales tax audit and insurance expense. Other operation expenses increased for the first six months due primarily to higher administrative expenses resulting from increased consulting expense for a sales tax audit, insurance expense, regulatory restructing expenses and a change in the method of recording vacation expense. These increases were largely offset by lower transmission expenses resulting from the new prices for the ERCOT transmission grid.

         Although STP Unit 1 underwent a maintenance outage in 2000, maintenance expense declined due to a reduction in fossil power plant repairs and maintenance activities. In 1999 maintenance activities included the refueling and 10-year Nuclear Regulatory Commission required inspection of STP Unit 1.

         Depreciation and amortization expenses decreased in the second quarter reflecting the absence in 2000 of amortization for certain regulatory assets that have been designated for securitization. The increase in depreciation and amortization expenses for the year-to-date period reflects an accrual adjustment in the first quarter of 2000 for a 1999 earnings cap imposed by the Texas
Commission  and  filed  in  March  2000,  offset  in  part  by  the  absence  of
amortization   in  2000   for   certain   regulatory   assets   designated   for
securitization.

         The decline in taxes other than federal income taxes was mainly attributable to a favorable accrual adjustment to ad valorem tax expense in 2000.

         Federal income tax expense attributable to utility operations increased in the second quarter as a result of higher pre-tax income offset in part by the absence of nondeductible amortization associated with certain assets designated for securitization.

         Preferred stock dividends decreased as a result of the redemption of CPL's money market and auction preferred stock in fourth quarter of 1999.

FINANCIAL CONDITION

         Total plant and property additions for the year to period were $85 million.

                  In February 2000 the Company sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of February 22, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month London Inter-Bank Overnight Rate (LIBOR) plus 0.45%. The initial rate, set February 18, 2000, was 6.56%. Net proceeds of $149.4 million were used to refund $100 million of Series HH, 6% First Mortgage Bonds maturing April 1, 2000 and to repay a portion of short-term debt.

         In March 2000 the Company reacquired $50 million of its 7-1/2% Series AA First Mortgage Bonds due March 1, 2020. The reacquisition was funded from the issuance of Series 1999B in December 1999 the proceeds of which were placed in a special deposit for reacquisition.

         The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

MARKET RISKS

         The  Company  has  certain   market  risks  inherent  in  its  business
activities from changes in interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in interest rates.

         The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.

OTHER MATTERS

Texas Restructuring

    In June 1999 restructuring legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things:

o gives customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;

o provides for the recovery of regulatory assets and of other stranded costs through securitization and non-bypassable wires charges;

o        requires reductions in nitrogen oxide and sulfur dioxide emissions;
o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through  2001);
o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues. Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

     The Company and its affiliated electric utilities which operate in Texas filed their business separation (unbundling) plan with the Public Utility Commission of Texas (Texas Commission) on January 10, 2000. The filings described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000, the Texas Commission ruled that the plan was not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

     Under the Texas Legislation, electric utilities are allowed, with the approval of the Texas Commission, to recover stranded costs including generation-related regulatory assets that may not be recoverable in a future competitive market. The approved costs can be refinanced through securitization, which is a financing structure designed to provide state sponsored lower financing costs than are available through conventional public utility financings. The securitized amounts plus interest are then recovered through a non-bypassable wires charge. In 1999 the Company filed an application with the Texas Commission to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs.

     On February 10, 2000, the Texas Commission tentatively approved a settlement, which will permit the Company to securitize approximately $764 million of net regulatory assets. The Texas Commission's order authorized issuance of up to $797 million of securitization bonds including the $764 million for recovery of net regulatory assets and $33 million for other qualified refinancing costs. The $764 million for recovery of net regulatory assets reflects the recovery of $949 million of regulatory assets offset by $185 million of customer benefits associated with accumulated deferred income taxes. The Company had previously proposed in its filing to flow these benefits back to customers over the 14-year term of the securitization bonds. The remaining regulatory assets originally requested by the Company in its 1999 securitization request has been included in a March 2000 filing with the Texas Commission, requesting recovery of an additional $1.1 billion of stranded costs. The March 2000 filing for $1.1 billion includes recovery of approximately $800 million of South Texas Project (STP) nuclear plant costs included in utility plant on the Balance Sheet and previously identified as "Excess Cost Over Market" (ECOM) by the Texas Commission for regulatory purposes. A final determination on recovery will occur as part of the 2004 true-up proceeding and the total amount recoverable can be securitized.

     On  April  11,  2000,   four  parties   appealed  the  Texas   Commission's
securitization order to the Travis County District Court. One of these appeals challenges the ability to recover securitization charges under the Texas Constitution. The Company will not be able to issue the securitization bonds until these appeals are resolved. As a result, the securitization bonds are not likely to be issued until 2001.

         The Company's financial statements have historically reflected the effects of applying the requirements of Statement of Financial Accounting
Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation". Pursuant to those requirements, regulatory assets and liabilities have been recorded to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations are no longer cost-based rate regulated, it is required to apply the provisions of SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a regulated entity is required to write-off regulatory assets and liabilities related to the portion of its operations whose rates will no longer be cost-based regulated, unless recovery of such amounts is provided through rates to be collected in the portion of the company's operations which continue to be regulated. Additionally, the Company is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and record any accounting impairment.

         As a result of the scheduled deregulation of generation under the Texas Legislation, the application of SFAS 71 for the generation portion of the Company's business in Texas was discontinued in 1999. Under the provisions of EITF 97-4, the Company's generation-related net regulatory assets were transferred to the transmission and distribution portion of the business and will be amortized as they are recovered through charges to customers of the regulated distribution business. Since the Company has net stranded costs, management currently believes that substantially all generation-related regulatory assets should be recovered as provided by the Texas Legislation when an electric utility has a stranded cost. If future events were to occur that made the recovery of regulatory assets no longer probable, the Company would write-off the portion of such assets deemed unrecoverable as a non-cash charge to earnings.

     Recovery of generation-related regulatory assets and stranded costs are subject to a final determination by the Texas Commission in 2004. The Texas Legislation provides that all such finally determined stranded costs will be recovered.

         An impairment analysis for generation assets under SFAS 121 was completed which concluded there was no accounting impairment of generation assets at the time the Company discontinued application of SFAS 71. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset to record for accounting purposes. The Company will test its generation assets for impairment under SFAS 121 when circumstances change. However, on a discounted basis the cash flows are less than the Company's generating asset's net book value and together with the Company's generation-related regulatory assets create a recoverable stranded cost under the Texas Legislation.

         The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities with stranded costs any earnings in excess of the most recently approved cost of capital in its last rate case must be applied to reduce stranded costs. As a result, the Company recorded a charge to earnings of $32 million for the 1999 estimated excess earnings under the Texas Legislation. The Texas Commission is required under the Texas Legislation to certify that the Company's calculation of excess earnings for 1999 is correct by September 30, 2000.

         A Texas settlement agreement in connection with the AEP and CSW merger permits the Company to apply for regulatory purposes up to $20 million of STP ECOM Plant assets a year in 2000 and 2001 to reduce excess earnings, if any. For book purposes, plant assets will be depreciatied on a systematic and rational basis unless impaired. To the extent excess earnings exceed
$20 million in 2000 or 2001 the Company will establish a regulatory liability by a charge to earnings.

        Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, the Company will file a final fuel reconciliation with the Texas Commission which reconciles its fuel costs through the period ending December 31, 2001. Any final fuel balances will be included for recovery in the 2004 true-up proceeding.

     The Company continues to analyze the impact of the Texas electric utility industry restructuring legislation on its operations. Although management believes that the Texas Legislation provides for full recovery of the Company's stranded costs and that the Company does not have a recordable accounting impairment, a final determination of whether the Company will experience any accounting loss from an inability to recover generation-related assets and other restructuring related costs in Texas cannot be made until such time as the litigation and the regulatory process are complete following the 2004 true-up proceeding. In the event the Company is unable after the 2004 true-up proceeding to recover all or a portion of its generation-related regulatory assets, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

Municipal Franchise Fee Litigation

        The Company has been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims the Company underpaid municipal franchise fees and seeks damages of up to $300 million plus attorney's fees. The Company filed a counterclaim for overpayment of franchise fees.

        During 1997, 1998 and 1999 the litigation moved procedurally through the Texas Court System and was sent to mediation without resolution.

        In 1999 a class notice was mailed to each of the cities served by the Company. Over 90 of the 128 cities declined to participate in the lawsuit.
However, the Company has pledged that if any final, non-appealable court decision in the litigation awards a judgement against it for a franchise underpayment, the principles of that decision will be extended, with regard to the franchise underpayment, to the cities that decline to participate in the litigation. In December 1999, the court ruled that the class of plaintiffs would consist of approximately 30 cities. A trial date for June 2001 has been set.

        Although the Company believes that it has substantial defenses to the cities' claims and intends to defend itself against the cities' claims and pursue its counterclaims vigorously, management cannot predict the outcome of this litigation or its impact on the Company's results of operations, cash flows or financial condition. If the Company is unsuccessful in defending itself against these claims it could have a material adverse effect on results of operations, cash flows and financial condition.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended

                                                June 30,                 June 30,
                                         ---------------------    ---------------
                                           2000         1999        2000         1999
                                           ----         ----        ----         ----
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . . $330,914     $301,419    $629,220     $580,486
                                         --------     --------    --------     --------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   48,581       49,144      89,329       95,000
  Purchased Power. . . . . . . . . . . .   87,993       59,255     167,696      114,446
  Other Operation. . . . . . . . . . . .   50,332       46,514      95,621       92,483
  Maintenance. . . . . . . . . . . . . .   18,228       18,374      32,924       32,320
  Depreciation . . . . . . . . . . . . .   24,896       23,522      49,440       46,706
  Taxes Other Than Federal Income Taxes.   31,084       30,051      62,561       61,129
  Federal Income Taxes . . . . . . . . .   19,002       20,086      36,727       37,882
                                         --------     --------    --------     --------
          TOTAL OPERATING EXPENSES . . .  280,116      246,946     534,298      479,966
                                         --------     --------    --------     --------
OPERATING INCOME . . . . . . . . . . . .   50,798       54,473      94,922      100,520
NONOPERATING INCOME (LOSS) . . . . . . .    2,497         (478)      4,181         (117)
                                         --------     --------    --------     --------
INCOME BEFORE INTEREST CHARGES . . . . .   53,295       53,995      99,103      100,403
INTEREST CHARGES . . . . . . . . . . . .   17,960       19,436      36,297       38,426
                                         --------     --------    --------     --------
NET INCOME . . . . . . . . . . . . . . .   35,335       34,559      62,806       61,977
PREFERRED STOCK DIVIDEND REQUIREMENTS. .      532          532       1,065        1,065
                                         --------     --------    --------     --------
EARNINGS APPLICABLE TO COMMON STOCK. . . $ 34,803     $ 34,027    $ 61,741     $ 60,912
                                         ========     ========    ========     ========



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                          Three Months Ended        Six Months Ended

                                                June 30,                 June 30,
                                         ---------------------    ---------------
                                           2000         1999        2000         1999
                                           ----         ----        ----         ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD . . . . . $249,872     $191,327    $246,584     $186,441
NET INCOME . . . . . . . . . . . . . . .   35,335       34,559      62,806       61,977
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .   23,650       21,999      47,300       43,998
    Cumulative Preferred Stock . . . . .      438          438         875          875
  Capital Stock Expense. . . . . . . . .       95           95         191          191
                                         --------     --------    --------     --------
BALANCE AT END OF PERIOD . . . . . . . . $261,024     $203,354    $261,024     $203,354
                                         ========     ========    ========     ========

The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Consolidated Financial Statements.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                            June 30,      December 31,
                                                              2000            1999
                                                           ----------     --------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $1,554,376      $1,544,858
  Transmission . . . . . . . . . . . . . . . . . . . .        354,598         350,826
  Distribution . . . . . . . . . . . . . . . . . . . .      1,071,101       1,032,550
  General. . . . . . . . . . . . . . . . . . . . . . .        146,656         141,137
  Construction Work in Progress. . . . . . . . . . . .         73,370          82,248
                                                           ----------      ----------
          Total Electric Utility Plant . . . . . . . .      3,200,101       3,151,619

  Accumulated Depreciation . . . . . . . . . . . . . .      1,253,003       1,210,994
                                                           ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      1,947,098       1,940,625
                                                           ----------      ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        178,934         101,286
                                                           ----------      ----------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          9,319           5,107
  Advances to Affiliates . . . . . . . . . . . . . . .         61,504            -
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .          2,376          77,418
    Affiliated Companies . . . . . . . . . . . . . . .         17,208          28,453
    Miscellaneous. . . . . . . . . . . . . . . . . . .          8,976           8,887
    Allowance for Uncollectible Accounts . . . . . . .           (567)         (3,045)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         18,106          21,484
  Materials and Supplies . . . . . . . . . . . . . . .         43,627          41,696
  Accrued Utility Revenues . . . . . . . . . . . . . .          1,701          48,117
  Energy Marketing and Trading Contracts . . . . . . .        572,306          90,103
  Prepayments. . . . . . . . . . . . . . . . . . . . .         49,868          37,969
                                                           ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        784,424         356,189
                                                           ----------      ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        340,005         339,103
                                                           ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         41,862          72,787
                                                           ----------      ----------



            TOTAL. . . . . . . . . . . . . . . . . . .     $3,292,323      $2,809,990
                                                           ==========      ==========

See Notes to Consolidated Financial Statements.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                           June 30,      December 31,
                                                             2000            1999
                                                          ----------     --------
                                                                (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  24,000,000 Shares

    Outstanding - 16,410,426 Shares. . . . . . . . . .    $   41,026       $   41,026
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       573,063          572,873
  Retained Earnings. . . . . . . . . . . . . . . . . .       261,024          246,584
                                                          ----------       ----------
          Total Common Shareholder's Equity. . . . . .       875,113          860,483
  Cumulative Preferred Stock - Subject to
    Mandatory Redemption . . . . . . . . . . . . . . .        15,000           25,000
  Long-term Debt . . . . . . . . . . . . . . . . . . .       917,832          924,545
                                                          ----------       ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .     1,807,945        1,810,028
                                                          ----------       ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        41,535           43,056
                                                          ----------       ----------

CURRENT LIABILITIES:
  Preferred Stock Due Within One Year. . . . . . . . .        10,000             -
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -              45,500
  Accounts Payable - General . . . . . . . . . . . . .        26,726           28,279
  Accounts Payable - Affiliated Companies. . . . . . .        66,503           52,776
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        89,582          143,477
  Interest Accrued . . . . . . . . . . . . . . . . . .        13,854           13,936
  Energy Marketing and Trading Contracts . . . . . . .       564,793           87,911
  Other. . . . . . . . . . . . . . . . . . . . . . . .        36,648           34,375
                                                          ----------       ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       808,106          406,254
                                                          ----------       ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       447,105          447,607
                                                          ----------       ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        43,022           44,716
                                                          ----------       ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       144,610           58,329
                                                          ----------       ----------

CONTINGENCIES (Note 6)

            TOTAL. . . . . . . . . . . . . . . . . . .    $3,292,323       $2,809,990
                                                          ==========       ==========

See Notes to Consolidated Financial Statements.



                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Six Months Ended

                                    June 30,

                                                               2000             1999
                                                               ----             ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 62,806        $ 61,977
  Adjustments for Noncash Items:
    Depreciation . . . . . . . . . . . . . . . . . . . . . .    49,709          46,837
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     6,783           2,697
    Deferred Investment Tax Credits. . . . . . . . . . . . .    (1,694)         (1,737)
    Deferred Collection of Fuel Costs (net). . . . . . . . .    (1,835)          4,252
    Amortization of Deferred Property Taxes. . . . . . . . .    33,721          34,406
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    83,720            (801)
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     1,447          (2,186)
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    46,416         (13,498)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . .   (11,899)         (8,717)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    12,174          (6,685)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (53,895)        (32,378)
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (2,274)        (10,806)
                                                              --------        --------
        Net Cash Flows From Operating Activities . . . . . .   225,179          73,361
                                                              --------        --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (59,372)        (46,005)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       463             261
                                                              --------        --------
        Net Cash Flows Used For Investing Activities . . . .   (58,909)        (45,744)
                                                              --------        --------

FINANCING ACTIVITIES:
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (45,500)         17,900
  Change in Advances to Affiliates (net) . . . . . . . . . .   (61,504)           -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .    (6,879)           -
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (47,300)        (43,998)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .      (875)           (875)
                                                              --------        --------
        Net Cash Flows Used For Financing Activities . . . .  (162,058)        (26,973)
                                                              --------        --------

Net Increase in Cash and Cash Equivalents. . . . . . . . . .     4,212             644
Cash and Cash Equivalents at Beginning of Period . . . . . .     5,107           7,206
                                                              --------        --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  9,319        $  7,850
                                                              ========        ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $34,547,000 and $36,491,000 and for income taxes was $35,539,000 and $14,207,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $3,233,000 and $4,043,000 in 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.


                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.      MONEY POOL

        On June 15, 2000, the Company became a participant in the American Electric Power (AEP) System Money Pool (Money Pool). The Money Pool is a mechanism structured to meet the short-term cash requirements of the participants with AEP Company, Inc. acting as the primary borrower on behalf of the Money Pool. The Company's affiliates that are U.S. domestic electric utility operating companies are the primary participants in the Money Pool.

               The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP Company, Inc. needs to borrow to meet the short-term cash requirements of other participants with advances from the Money Pool. AEP Company, Inc. borrows the funds needed on a daily basis to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP Company, Inc. is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Interest income is included in nonoperating income, and interest expense is included in interest charges. As a result of becoming a Money Pool participant, the Company retired its short-term debt. At June 30, 2000 the Company was a net investor in the Money Pool and reports its investment in the Money Pool as Advances to Affiliates on the Balance Sheets.

3.      RATE MATTERS

            As discussed in Note 2 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the AEP System companies filed a settlement agreement for Federal Energy Regulatory Commission (FERC) approval related to an open access transmission tariff. The Company made a provision in 1999 for an agreed to refund including interest.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing of a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. The refunds were made in two payments. Pursuant to FERC orders the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers and a rate of $1.42 kw/month was established and took effect on June 16, 2000 after the consummation of the AEP and Central and South West Corporation merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

4.      FACTORING OF RECEIVABLES

        In June 2000, Columbus Southern Power Company entered into a factoring arrangement with an affiliate, CSW Credit, Inc. Under this arrangement the Company sells without recourse its retail customer accounts receivable and accrued utility revenue balances to CSW Credit and is charged a fee based on CSW Credit's financing costs, uncollectible accounts experience for the Company's receivables and administrative costs. The costs of factoring customer accounts receivable is reported as an operating expense. At June 30, 2000 the amount of factored accounts receivable and accrued utility revenues was $119 million.

5.    OHIO RESTRUCTURING LAW AND TRANSITION PLAN FILING
      -------------------------------------------------

            As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Ohio Electric Restructuring Act of 1999 (the Act) provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Act also provides for a five-year transition period to move from cost-based rates to market pricing for generation services. It authorizes the Public Utilities Commission of Ohio (PUCO) to address certain major transition issues including unbundling of rates and the recovery of generation-related transition costs which include regulatory assets, asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.

            On March 28, 2000 the PUCO staff issued its report on the Company's transition plan filing. On May 8, 2000, a stipulation agreement between the Company, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties was filed with the PUCO for approval. The key provisions of the stipulation agreement are:

      - Recovery of generation-related regulatory assets over eight years will be through a frozen transition rate for the first five years and a wires charge for the remaining years.

      - A shopping incentive (a price credit) of 2.5 mills/kwh for the first 25% of residential customers that switch suppliers. ? The Company is to absorb the first $20 million of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.

      - The Company and its affiliate, Ohio Power Company, will make available a fund of up to $10 million to reimburse customers who choose to purchase their power from another company for certain transmission charges imposed by Pennsylvania - New Jersey - Maryland transmission organization (PJM) and/or a midwest independent system operator (Midwest ISO) on generation originating in the Midwest ISO or PJM areas.

      -     The   statutory  5%  reduction  in  the   generation   component  of
            residential tariffs will remain in effect for the entire transition period.

      - The Company's request for a $40 million gross receipts tax rider to recover duplicate gross receipts tax will be separately litigated.

            Hearings on the stipulation and the gross receipts tax issue were held in June 2000. Approval of the stipulation agreement by the PUCO is pending.

            Management has concluded that as of June 30, 2000 the requirements to apply Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," continue to be met since the Company's rates for generation will continue to be cost-based regulated until the PUCO takes action on the transition plan as required by the Act. The establishment of rates and wires charges under a PUCO approved transition plan will enable the Company to determine its ability to recover stranded costs including regulatory assets, and other transition costs, a requirement to discontinue the application of SFAS 71.

            When the transition plan and transition period tariff schedules are approved, the application of SFAS 71 will be discontinued for the Ohio retail jurisdictional portion of the generating business. Management expects this to occur when the PUCO approves the stipulation agreement for the Company's transition plan filing. The Act requires that the PUCO issue its order to approve transition plan filings no later than October 31, 2000.

            Upon the discontinuance of SFAS 71 the Company will have to write off its Ohio jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the tariff schedules in the transition plan approved by the PUCO and record any asset accounting impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." An impairment loss would be recorded, under SFAS 121, to the extent that the cost of generating assets cannot be recovered through non-discounted generation-related revenues during the transition period and future market prices. Until the PUCO completes its regulatory process and issues an order related to the Company's transition plan, it is not possible for management to determine if any of the Company's generating assets are impaired for accounting purposes in accordance with SFAS 121.

            The amount of regulatory assets recorded on the books at June 30, 2000 applicable to the Ohio retail jurisdictional generating business is $301 million before related tax effects. Recovery of these regulatory assets is being sought as a part of the Company's Ohio transition plan filing. Based on current projections of future market prices, the Company does not anticipate that it will experience material tangible asset accounting impairment write-offs. Whether the Company will experience material regulatory asset write-offs will depend on whether the PUCO approves the Company's stipulation agreement which provides for their recovery.

            A determination of whether the Company will experience any asset impairment loss regarding its Ohio retail jurisdictional generating assets and any loss from a possible inability to recover Ohio generation-related regulatory assets and other transition costs cannot be made until the PUCO takes action on the Company's stipulation agreement. Should the PUCO fail to fully approve the Company's stipulation agreement and its transition tariff schedules, which include recovery of the Company's generation-related regulatory assets, stranded costs and other transition costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

6.    CONTINGENCIES

      COLI Litigation

            As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP?s corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $43 million (including interest).

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

            On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

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

      NOx Reductions

            As discussed in Note 6 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide
      (NOx) emissions in 22 eastern states, including certain states in which the AEP System?s generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

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

7.       FINANCING ACTIVITIES

        The Company redeemed 100,000 shares of its 7% series of preferred stock on August 1, 2000. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES

            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999

                                       AND

                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

     Net income increased 2% for the quarter and 1% for the year-to-date period reflecting an increase in nonoperating income and a reduction in interest charges.

        Income statement line items which changed significantly were:

                                    Increase (Decrease)

                            Second Quarter        Year-to-Date

                          (in millions)   %    (in millions)   %
                          -------------   -    -------------   -

Operating Revenues. . . . .    $29       10         $49        8
Fuel. . . . . . . . . . . .     (1)      (1)         (6)      (6)
Purchased Power . . . . . .     29       48          53       47
Other Operation . . . . . .      4        8           3        3
Depreciation. . . . . . . .      1        6           3        6
Nonoperating Income . . . .      3      N.M.          4      N.M.
Interest Charges. . . . . .     (1)      (8)         (2)      (6)

N.M. = Not Meaningful

        The increases in operating revenues and purchased power expense are due to a significant increase in American Electric Power System Power Pool (AEP Power Pool) transactions. The Company as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale marketing sales and forward trades to neighboring utility systems and power marketers. The Company's share of these AEP Power Pool transactions within the AEP System traditional marketing area (within two transmission systems of the AEP System) are recorded as operating revenues and purchases. Forward trading sales and purchases are recorded on a net basis in operating revenues. As a result of an affiliated company's major industrial customer's decision not to continue its purchased power agreement, additional power was available to the AEP Power Pool for sale on the wholesale market accounting for the increase in the Company's revenues and purchased power expense.

        Fuel expense decreased in the year-to-date period due to the operation of the fuel clause adjustment mechanism which resulted in a credit to fuel expense for under recovery of emission allowance costs which were deferred as a regulatory asset for future recovery through the fuel clause or through transition recovery mechanisms under Ohio restructuring legislation. The Company has requested recovery of the projected deferred fuel cost regulatory asset balance at December 31, 2000 as part of its transition plan filing discussed in
Note 5 of the Notes to Consolidated Financial Statements.

        The cost of factoring of accounts receivable to an affiliate, CSW Credit, Inc. accounted for the increase in other operation expense.

        Additional investment in distribution plant resulted in the increase in depreciation expense.

        The increase in nonoperating income was due to an increase in net gains from non-regulated AEP Power Pool power trading transactions outside of the AEP System's traditional marketing area. The AEP Power Pool enters into power trading transactions for the purchase and sale of electricity and for options, futures and swaps. The Company's share of the Pool's forward electricity trading transactions outside of the AEP System traditional marketing area (beyond two transmission systems from the AEP System) and for speculative financial transactions (options, futures, swaps) is included in nonoperating income. In the year-to-date period the increase in nonoperating income is also attributable to the reversal in the first quarter of 2000 of a provision for potential liability for clean-up of possible environmental contamination from underground storage tanks at a Company facility after the state of Ohio reviewed the matter and determined that no further corrective action would be required.

     The decline in interest charges was due to a decrease in outstanding long-term debt balances reflecting the partial redemption in 1999 without replacement of three different series of first mortgage bonds totaling $36 million.

Market Risks
------------
        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices and interest rates. The Company's exposure to market risk from the trading of electricity and related financial derivative instruments, which are allocated to the Company through the American Electric Power System Power Pool, were less than $5 million at June 30, 2000 and $3 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                          Three Months Ended           Six Months Ended

                                               June 30,                    June 30,
                                         --------------------       ---------------
                                           2000        1999            2000        1999
                                           ----        ----            ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . . $362,272    $336,553        $706,258    $670,666
                                         --------    --------        --------    --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .   43,844      42,123          91,704      83,923
  Purchased Power. . . . . . . . . . . .   96,222      67,510         181,328     129,825
  Other Operation. . . . . . . . . . . .  151,328     115,258         284,879     206,833
  Maintenance. . . . . . . . . . . . . .   55,841      24,621         111,225      55,823
  Depreciation and Amortization. . . . .   38,499      37,495          76,710      74,480
  Taxes Other Than Federal Income Taxes.   16,787      17,256          33,996      36,285
  Federal Income Tax Expense (Credit). .  (21,650)      5,324         (39,734)     17,693
                                         --------    --------        --------    --------

          TOTAL OPERATING EXPENSES . . .  380,871     309,587         740,108     604,862
                                         --------    --------        --------    --------

OPERATING INCOME (LOSS). . . . . . . . .  (18,599)     26,966         (33,850)     65,804
NONOPERATING INCOME. . . . . . . . . . .    2,637       1,556           3,202       3,291
                                         --------    --------        --------    --------
INCOME (LOSS) BEFORE INTEREST CHARGES. .  (15,962)     28,522         (30,648)     69,095
INTEREST CHARGES . . . . . . . . . . . .   23,219      18,777          45,086      39,280
                                         --------    --------        --------    --------
NET INCOME (LOSS). . . . . . . . . . . .  (39,181)      9,745         (75,734)     29,815
PREFERRED STOCK DIVIDEND REQUIREMENTS. .    1,153       1,215           2,313       2,429
                                         --------    --------        --------    --------
EARNINGS (LOSS) APPLICABLE TO
  COMMON STOCK . . . . . . . . . . . . . $(40,334)   $  8,530        $(78,047)   $ 27,386
                                         ========    ========        ========    ========


                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                          Three Months Ended          Six Months Ended

                                               June 30,                   June 30,
                                         --------------------       --------------
                                           2000        1999           2000        1999
                                           ----        ----           ----        ----
                                                         (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . $102,364    $243,346       $166,389    $253,154
NET INCOME (LOSS). . . . . . . . . . . .  (39,181)      9,745        (75,734)     29,815
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .     -         28,664         26,290      57,328
    Cumulative Preferred Stock . . . . .    2,243       1,182          3,368       2,364
  Capital Stock Expense. . . . . . . . .       10          33             67          65
                                         --------    --------       --------    --------

BALANCE AT END OF PERIOD . . . . . . . . $ 60,930    $223,212       $ 60,930    $223,212
                                         ========    ========       ========    ========

The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Consolidated Financial Statements.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                            June 30,      December 31,
                                                              2000            1999
                                                           ----------     --------
                                                                 (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .     $2,594,194      $2,587,288
  Transmission . . . . . . . . . . . . . . . . . . . .        938,047         928,758
  Distribution . . . . . . . . . . . . . . . . . . . .        839,648         818,697
  General (including nuclear fuel) . . . . . . . . . .        266,626         244,981
  Construction Work in Progress. . . . . . . . . . . .        228,404         190,303
                                                           ----------      ----------
          Total Electric Utility Plant . . . . . . . .      4,866,919       4,770,027
  Accumulated Depreciation and Amortization. . . . . .      2,255,262       2,194,397
                                                           ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      2,611,657       2,575,630
                                                           ----------      ----------



NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR
  FUEL DISPOSAL TRUST FUNDS. . . . . . . . . . . . . .        739,676         707,967
                                                           ----------      ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .        294,802         213,658
                                                           ----------      ----------



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          7,010           3,863
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .         45,558          91,268
    Affiliated Companies . . . . . . . . . . . . . . .         32,482          48,901
    Miscellaneous. . . . . . . . . . . . . . . . . . .         18,120          18,644
    Allowance for Uncollectible Accounts . . . . . . .           (705)         (1,848)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .         28,026          27,597
  Materials and Supplies . . . . . . . . . . . . . . .         85,184          84,149
  Accrued Utility Revenues . . . . . . . . . . . . . .           -             44,428
  Energy Trading Contracts . . . . . . . . . . . . . .        622,135          97,946
  Prepayments. . . . . . . . . . . . . . . . . . . . .          6,628           7,631
                                                           ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .        844,438         422,579
                                                           ----------      ----------



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .        582,529         624,810
                                                           ----------      ----------



DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .         32,606          32,052
                                                           ----------      ----------



            TOTAL. . . . . . . . . . . . . . . . . . .     $5,105,708      $4,576,696
                                                           ==========      ==========

See Notes to Consolidated Financial Statements.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                           June 30,       December 31,
                                                             2000             1999
                                                          ----------      --------
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  2,500,000 Shares

    Outstanding - 1,400,000 Shares . . . . . . . . . .    $   56,584       $   56,584
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       733,005          732,739
  Retained Earnings. . . . . . . . . . . . . . . . . .        60,930          166,389
                                                          ----------       ----------
          Total Common Shareholder's Equity. . . . . .       850,519          955,712
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . .         8,736            9,248
    Subject to Mandatory Redemption. . . . . . . . . .        64,945           64,945
  Long-term Debt . . . . . . . . . . . . . . . . . . .     1,092,546        1,126,326
                                                          ----------       ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . .     2,016,746        2,156,231
                                                          ----------       ----------

OTHER NONCURRENT LIABILITIES:
  Nuclear Decommissioning. . . . . . . . . . . . . . .       531,760          501,185
  Other. . . . . . . . . . . . . . . . . . . . . . . .       195,012          242,522
                                                          ----------       ----------

          TOTAL OTHER NONCURRENT LIABILITIES . . . . .       726,772          743,707
                                                          ----------       ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       190,000          198,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -             224,262
  Advances from Affiliates . . . . . . . . . . . . . .       331,852             -
  Accounts Payable - General . . . . . . . . . . . . .        47,008           78,784
  Accounts Payable - Affiliated Companies. . . . . . .        48,801           31,118
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .        20,702           48,970
  Interest Accrued . . . . . . . . . . . . . . . . . .        17,851           13,955
  Obligations Under Capital Leases . . . . . . . . . .        46,763           11,072
  Energy Trading Contracts . . . . . . . . . . . . . .       614,124           95,564
  Other. . . . . . . . . . . . . . . . . . . . . . . .       101,669           91,684
                                                          ----------       ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .     1,418,770          793,409
                                                          ----------       ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       600,343          622,157
                                                          ----------       ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .       117,854          121,627
                                                          ----------       ----------

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2. . . . . . . . . . . . . . . .        83,152           85,005
                                                          ----------       ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .       142,071           54,560
                                                          ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

            TOTAL. . . . . . . . . . . . . . . . . . .    $5,105,708       $4,576,696
                                                          ==========       ==========

See Notes to Consolidated Financial Statements.



                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                Six Months Ended

                                                              June 30,
                                                     -----------------
                                                        2000           1999
                                                        ----           ----
                                                           (in thousands)

OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . . $ (75,734)      $ 29,815
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . .    81,423         76,431
    Amortization of Incremental Nuclear
      Refueling Outage Expenses (net). . . . . . . .     3,722          4,695
    Unrecovered Fuel and Purchased Power Costs . . .    18,751        (63,922)
    Amortization (Deferral) of Nuclear
        Outage Costs (net). . . . . . . . . . . . . . .    20,000        (60,000)
    Deferred Federal Income Taxes. . . . . . . . . .   (12,038)        23,448
    Deferred Investment Tax Credits. . . . . . . . .    (3,773)        (3,796)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . .    61,510        (10,474)
    Fuel, Materials and Supplies . . . . . . . . . .    (1,464)       (23,541)
    Accrued Utility Revenues . . . . . . . . . . . .    44,428          5,923
    Accounts Payable . . . . . . . . . . . . . . . .   (14,093)        (7,232)
    Taxes Accrued. . . . . . . . . . . . . . . . . .   (28,268)       (23,862)
    Revenue Refunds Accrued. . . . . . . . . . . . .     8,365         55,000
    Dividends Declared . . . . . . . . . . . . . . .     1,119         28,663
  Other (net). . . . . . . . . . . . . . . . . . . .   (39,123)       (25,103)
                                                     ---------      ---------
        Net Cash Flows From Operating Activities . .    64,825          6,045
                                                     ---------      ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . .   (93,002)       (63,316)
  Other. . . . . . . . . . . . . . . . . . . . . . .       587          1,198
                                                     ---------      ---------
        Net Cash Flows Used for Investing Activities   (92,415)       (62,118)
                                                     ---------      ---------

FINANCING ACTIVITIES:
  Retirement of Long-term Debt . . . . . . . . . . .   (48,000)       (65,000)
  Change in Short-term Debt (net). . . . . . . . . .  (224,262)       160,480
  Change in Advances from Affiliates (net) . . . . .   331,852           -
  Retirement of Cumulative Preferred Stock . . . . .      (314)            (5)
  Dividends Paid on Common Stock . . . . . . . . . .   (26,290)       (28,664)
  Dividends Paid on Cumulative Preferred Stock . . .    (2,249)        (2,364)
                                                     ---------      ---------
        Net Cash Flows From Financing Activities . .    30,737         64,447
                                                     ---------      ---------

Net Increase in Cash and Cash Equivalents. . . . . .     3,147          8,374
Cash and Cash Equivalents at Beginning of Period . .     3,863         12,465
                                                     ---------      ---------
Cash and Cash Equivalents at End of Period . . . . . $   7,010      $  20,839
                                                     =========      =========

Supplemental Disclosure:
  Cash paid  (received) for interest net of capitalized  amounts was $39,686,000 and $38,775,000 and for income taxes was  $(2,365,000) and $19,217,000 in 2000 and 1999, respectively. Noncash acquisitions under capital leases were $15,423,000 and $6,901,000 in 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.


                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

2.    COOK NUCLEAR PLANT SHUTDOWN
      ---------------------------

            As discussed in Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. Cook Plant is a two-unit, 2,110 megawatt plant.

            On July 5, 2000, Cook Nuclear Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process.

            On July 26, 2000, the Company announced that the restart of Cook Nuclear Plant Unit 1 would cost an additional $145 million and was scheduled to occur in the first quarter of 2001. Unforeseen issues or difficulties encountered in preparing Unit 1 for restart could potentially delay its return to service.

            Expenditures to restart the Cook units had been estimated to total approximately $574 million. The additional $145 million raises the total estimate to $719 million. Through June 30, 2000, $534 million has been spent. For the six months ended June 30, 2000, restart costs of $181 million have been recorded in other operation and maintenance expense, including amortization of $20 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail jurisdictions. At June 30, 2000, deferred restart costs of $140 million are included in regulatory assets.

            The costs of the extended outage and restart efforts will have a material adverse effect on future results of operations, cash flows and possibly financial condition until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdiction settlement agreements will adversely effect results of operations through 2003 when the amortization period ends. The annual amortization of the restart cost deferrals is $40 million. Management believes that Unit 1 of the Cook Plant will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.

3.      FINANCING ACTIVITIES

               In March 2000 the Company redeemed $48 million of 6.40% series first mortgage bonds at maturity. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

4.      MONEY POOL

            On June 15, 2000, the Company became a participant in the American Electric Power (AEP) System Money Pool (Money Pool). The Money Pool is a mechanism structured to meet the short-term cash requirements of the participants with AEP Company, Inc. acting as the primary borrower on behalf of the Money Pool. The Company's affiliates that are U.S. domestic electric utility operating companies are the primary participants in the Money Pool.

            The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP Company, Inc. needs to borrow to meet the short-term cash requirements of other participants with advances from the Money Pool. AEP Company, Inc. borrows the funds needed on a daily basis to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP Company, Inc. is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Interest income is included in nonoperating income, and interest expense is included in interest charges. As a result of becoming a Money Pool participant, the Company retired its short-term debt and reports its borrowing from the Money Pool as Advances from Affiliates on the Balance Sheets.

5.       RATE MATTERS

        FERC

            As discussed in Note 3 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the AEP System companies filed a settlement agreement for Federal Energy Regulatory Commission (FERC) approval related to an open access transmission tariff. The Company made a provision in 1999 for an agreed to refund including interest.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing of a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. The refunds were made in two payments. Pursuant to FERC orders the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers and a rate of $1.42 kw/month was established and took effect on June 16, 2000 after the consummation of the AEP and Central and South West Corporation merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase the utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

            In connection with the merger, the Indiana Utility Regulatory Commission and Michigan Public Service Commission approved settlement agreements that, among other things, provides for sharing net merger savings with customers over eight years through reductions to customers' bills. The terms of the Indiana settlement require reductions in customers' bills of approximately $67 million over eight years. Under the Michigan settlement, billing credits will be used to reduce customers' bills by approximately $14 million over eight years for net guaranteed merger savings. In the event that actual net merger savings are less than the amounts credited to customers' bills, results of operations and cash flows will be adversely affected.

6.    FACTORING OF RECEIVABLES
      ------------------------

               In June 2000, Indiana Michigan Power Company entered into a factoring arrangement with an affiliate, CSW Credit, Inc. Under this arrangement the Company sells without recourse its retail customer accounts receivable and accrued utility revenue balances to CSW Credit and is charged a fee based on CSW Credit's financing costs, uncollectible accounts experience for the Company's receivables and administrative costs. The costs of factoring customer accounts receivable is reported as an operating expense. At June 30, 2000 the amount of factored accounts receivable and accrued utility revenues was $93.7 million.

7.      CONTINGENCIES

        COLI Litigation

            As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $66 million (including interest).

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

      Federal EPA Complaint and Notice of Violation

            As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

            A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the Company under the Clean Air Act. A lawsuit against power plants owned by certain AEP System companies alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.

            The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

            On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

            In the event the Company does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates or future market prices for energy if generation is deregulated.

      NOx Reductions

                      As  discussed  in  Note 6 of  the  Notes  to  Consolidated
        Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

               Preliminary estimates indicate that compliance with the NOx rule upheld by the Appeals Court could result in required capital expenditures of approximately $202 million for the Company. Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates and/or future market prices for electricity if generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               The Company continues to be involved in other matters discussed in its 1999 Annual Report.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

RESULTS OF OPERATIONS

        The Company reported a loss of $39 million for the second quarter of 2000 compared with net income of $10 million in 1999 and a $76 million loss for the year-to-date period compared to net income of $30 million in 1999. Increased operating and maintenance expenses to prepare the Company's two unit Donald C. Cook Nuclear Plant (Cook Plant) for restart following an extended outage is the primary reason for the earnings decline. An extended outage of the Cook Plant began in September 1997 when both nuclear generating units were shut down because of questions regarding the operability of certain safety systems. Unit 2 returned to service in June 2000 and achieved full power operation on July 5, 2000. In accordance with settlement agreements in Indiana and Michigan, which resolved all jurisdictional rate-related issues applicable to the Cook Plant's extended outage, certain restart expenses were deferred in 1999. The settlements in the Indiana and Michigan jurisdictions were approved in March 1999 and December 1999, respectively, retroactive to January 1, 1999. These deferrals are being amortized on a straight-line basis through December 31, 2003.

   Income statement line items which changed significantly were:

                                     Increase (Decrease)

                        Second Quarter            Year-to-Date

                        (in millions)     %   (in millions)    %
                        --------------    -   -------------    -

Operating Revenues          $ 26          8       $ 36         5
Fuel                           2          4          8         9
Purchased Power               29         43         52        40
Other Operation               36         31         78        38
Maintenance                   31         127         55        99
Federal Income Taxes         (27)       N.M.       (57)      N.M.
Interest Charges               4         24          6        15

N.M. = Not Meaningful

         The increase in operating revenues resulted from increased sales to the American Electric Power System Power Pool (AEP Power Pool) and increased sales and forward trades to neighboring utility systems and power marketers by the AEP Power Pool on behalf of the Company. As a member of the AEP Power Pool, the Company shares in the revenues and costs of the AEP Power Pool's wholesale sales and forward trades. The Company's share of these AEP Power Pool transactions within the AEP System traditional marketing area (within two transmission systems of AEP System) are recorded as operating revenues and purchases accounting for the increases in revenues and purchased power expense. Forward trading sales and purchases are recorded on a net basis in operating revenues. AEP Power Pool members are compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. As a result of the Company's obligation to purchase power from an affiliated company, the Company was required to purchase additional energy in 2000 due to the expiration of that affiliate's agreement to supply power to an unaffiliated utility. The Company, therefore, was able to deliver additional power to the AEP Power Pool, accounting for the increase in sales to the AEP Power Pool and operating revenues. The increase in operating revenues was also due to a significant increase in AEP Power Pool transactions which resulted from an affiliated company's major industrial customer's decision not to extend its purchase power agreement which provided additional power to the AEP Power Pool allowing the Power Pool to increase its wholesale sales.

         Fuel expense increased for the year-to-date period due to a 12.5% rise in generation reflecting increased availability of the Company's generating units as a result of shorter planned maintenance outages.

        The increases in other operation and maintenance expenses were primarily caused by the expenses of continuing work to restart the Cook Plant and the effect of deferring restart expenditures in 1999 under the terms of the approved settlement agreement in Indiana.

         The decrease in federal income tax expense attributable to operations was primarily due to a decrease in pre-tax operating income.

         Interest charges increased as a result of additional long-term and short-term borrowings mainly to fund the restart expenditures.

        Financial Condition

         Total plant and property additions including capital leases for the year-to-date period were $108 million. During the first six months of 2000 the Company retired $48 million principal amount of long-term and decreased short-term debt by $224 million from year-end balances. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

         During the second quarter the AEP System established a Money Pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. domestic electric utility operating companies, including the Company. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for borrowings from external sources. The daily cash positions of the participants are netted and if there is a deficiency in cash, the Money Pool raises funds through external borrowing. If there is a net excess in cash, existing external borrowings are paid down, or, if there are no external borrowings maturing, the excess funds are invested.

     CSW Credit, Inc., a subsidiary of AEP, factors electric customer accounts receivable for affiliated operating companies and unaffiliated companies. CSW Credit, Inc. issues commercial paper on a stand alone basis and does not participate in the Money Pool. In June 2000 the factoring of customer accounts receivable for affiliated companies was expanded as a result of the merger to include the Company.

         The shutdown of the Cook Units and the related costs to restart the Units have contributed to the reduction in the Company's retained earnings at June 30, 2000 to $61 million. Unless approval is received from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 and the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, the Company can only pay dividends on its outstanding common stock held by its parent American Electric Power Company, Inc. and dividends on its outstanding Preferred Stock out of retained earnings. To the extent that the Company has insufficient retained earnings to make such preferred dividend payments in the future, the Company intends to request SEC and FERC approval to make preferred dividend payments out of capital surplus, which was $733 million at June 30, 2000. Any failure to obtain such approvals would restrict for some period of time the ability of the Company to continue to make such dividend payments. Mortgage indentures, charter provisions and orders of regulatory authorities place various restrictions on the use of retained earnings for the payment of cash dividends on the Company's common stock. As of June 30, 2000, $5.9 million of retained earnings were restricted. Cook Nuclear Plant Shutdown

      As discussed in Note 2 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Cook Nuclear Plant was shut down in September 1997 due to questions regarding the operability of certain safety systems that arose during a Nuclear Regulatory Commission (NRC) architect engineer design inspection. Cook Plant is a two-unit, 2,110 megawatt plant.

      On July 5, 2000, Cook Nuclear Plant Unit 2, the first unit scheduled to restart, reached 100% power completing its restart process.

      On July 26, 2000, the Company announced that the restart of Cook Nuclear Plant Unit 1 would cost an additional $145 million and was scheduled to occur in the first quarter of 2001. Unforeseen issues or difficulties encountered in preparing Unit 1 for restart could potentially delay its return to service.

      Expenditures to restart the Cook units had been estimated to total approximately $574 million. The additional $145 million raises the total estimate to $719 million. Through June 30, 2000, $534 million has been spent. For the six months ended June 30, 2000, restart costs of $181 million have been recorded in other operation and maintenance expense, including amortization of $20 million of restart costs previously deferred in accordance with settlement agreements in the Indiana and Michigan retail jurisdictions. At June 30, 2000, deferred restart costs of $140 million are included in regulatory assets.

      The costs of the extended outage and restart efforts will have a material adverse effect on future results of operations, cash flows and possibly financial condition until the second unit is restarted. The amortization of restart costs deferred under Indiana and Michigan retail jurisdiction settlement agreements will adversely effect results of operations through 2003 when the amortization period ends. The annual amortization of the restart cost deferrals is $40 million. Management believes that Unit 1 of the Cook Plant will also be successfully returned to service. However, if for some unknown reason it is not returned to service or its return is delayed significantly it would have an even greater material adverse effect on future results of operations, cash flows and financial condition.

Litigation

      As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $66 million (including interest).

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

      In order to resolve this issue, the Company filed suit against the United States in the U.S. District Court for the Southern District of Ohio in 1998. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the Tax Court?s decision in Winn-Dixie, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and will vigorously pursue its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition. Federal EPA Complaint and Notice of Violation

      As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

      A number of northeastern and eastern states were granted leave to intervene in the Federal EPA's action against the Company under the Clean Air Act. A lawsuit against power plants owned by certain AEP System companies alleging similar violations to those in the Federal EPA complaint and Notices of Violation was filed by a number of special interest groups and has been consolidated with the Federal EPA action.

      The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997). Civil penalties, if ultimately imposed by the court, and the cost of any required new pollution control equipment, if the court accepts Federal EPA's contentions, could be substantial.

      On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000.
Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

      In the event the Company does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates or future market prices for energy if generation is deregulated. NOx Reductions

        As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

        Preliminary estimates indicate that compliance with the NOx rule upheld by the Appeals Court could result in required capital expenditures of approximately $202 million for the Company. Since compliance costs cannot be estimated with certainty, the actual costs to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless such costs are recovered from customers through regulated rates and/or future market prices for electricity if generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

Market Risks

        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices and interest rates. The Company's exposure to market risk from the trading of electricity and related financial derivative instruments, which are allocated to the Company through the American Electric Power System Power Pool, were less than $5 million at June 30, 2000 and $3 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



                             KENTUCKY POWER COMPANY

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended

                                                 June 30,                 June 30,
                                           -------------------     ---------------
                                             2000        1999        2000         1999
                                             ----        ----        ----         ----
                                                          (in thousands)

OPERATING REVENUES . . . . . . . . . . . . $97,759     $86,231     $194,963     $176,972
                                           -------     -------     --------     --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .  17,871      22,284       34,673       41,975
  Purchased Power. . . . . . . . . . . . .  38,752      25,920       72,234       50,347
  Other Operation. . . . . . . . . . . . .  12,103      11,768       22,487       24,119
  Maintenance. . . . . . . . . . . . . . .   8,438       5,047       14,805        9,838
  Depreciation and Amortization. . . . . .   7,676       7,287       15,279       14,477
  Taxes Other Than Federal Income Taxes. .   2,659       2,682        5,493        5,216
  Federal Income Taxes . . . . . . . . . .     804       1,010        4,979        5,407
                                           -------    --------     --------     --------

         TOTAL OPERATING EXPENSES. . . . .  88,303      75,998      169,950      151,379
                                           -------     -------     --------     --------

OPERATING INCOME . . . . . . . . . . . . .   9,456      10,233       25,013       25,593

NONOPERATING INCOME (LOSS) . . . . . . . .     671         (41)         625         (155)
                                           -------     -------     --------     --------

INCOME BEFORE INTEREST CHARGES . . . . . .  10,127      10,192       25,638       25,438

INTEREST CHARGES . . . . . . . . . . . . .   7,678       7,197       15,137       14,234
                                           -------     -------     --------     --------

NET INCOME . . . . . . . . . . . . . . . . $ 2,449     $ 2,995     $ 10,501     $ 11,204
                                           =======     =======     ========     ========




                         STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended        Six Months Ended

                                                 June 30,                 June 30,
                                           -------------------     ---------------
                                             2000        1999        2000         1999
                                             ----        ----        ----         ----
                                                          (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . . $67,572     $72,218      $67,110      $71,452

NET INCOME . . . . . . . . . . . . . . . .   2,449       2,995       10,501       11,204

CASH DIVIDENDS DECLARED. . . . . . . . . .   7,590       7,443       15,180       14,886
                                           -------     -------      -------      -------

BALANCE AT END OF PERIOD . . . . . . . . . $62,431     $67,770      $62,431      $67,770
                                           =======     =======      =======      =======



The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Financial Statements.



                             KENTUCKY POWER COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                          June 30,        December 31,
                                                            2000              1999
                                                         ----------       --------
                                                                (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . .   $  270,799        $  268,618
  Transmission . . . . . . . . . . . . . . . . . . . .      357,252           355,442
  Distribution . . . . . . . . . . . . . . . . . . . .      379,830           372,752
  General. . . . . . . . . . . . . . . . . . . . . . .       66,767            67,608
  Construction Work in Progress. . . . . . . . . . . .       11,197            14,628
                                                         ----------        ----------
          Total Electric Utility Plant . . . . . . . .    1,085,845         1,079,048
  Accumulated Depreciation and Amortization. . . . . .      347,386           340,008
                                                         ----------        ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . .      738,459           739,040
                                                         ----------        ----------


OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . .       51,805            20,416
                                                         ----------        ----------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          692               674
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . .        2,412            18,952
    Affiliated Companies . . . . . . . . . . . . . . .       20,156            15,223
    Miscellaneous. . . . . . . . . . . . . . . . . . .        4,626             8,343
    Allowance for Uncollectible Accounts . . . . . . .         (261)             (637)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . .       11,045            10,441
  Materials and Supplies . . . . . . . . . . . . . . .       17,167            18,113
  Accrued Utility Revenues . . . . . . . . . . . . . .         -               13,737
  Energy Trading Contracts . . . . . . . . . . . . . .      234,409            33,919
  Prepayments. . . . . . . . . . . . . . . . . . . . .          998             1,450
                                                         ----------        ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . .      291,244           120,215
                                                         ----------        ----------


REGULATORY ASSETS. . . . . . . . . . . . . . . . . . .      101,216            96,296
                                                         ----------        ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . .        8,480            10,671
                                                         ----------        ----------


            TOTAL. . . . . . . . . . . . . . . . . . .   $1,191,204        $  986,638
                                                         ==========        ==========

See Notes to Financial Statements.



                             KENTUCKY POWER COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                           June 30,       December 31,
                                                             2000             1999
                                                          ----------      --------
                                                                 (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $50 Par Value:
    Authorized -  2,000,000 Shares

    Outstanding - 1,009,000 Shares . . . . . . . . . .    $   50,450        $ 50,450
  Paid-in Capital. . . . . . . . . . . . . . . . . . .       158,750         158,750
  Retained Earnings. . . . . . . . . . . . . . . . . .        62,431          67,110
                                                          ----------        --------
          Total Common Shareholder's Equity. . . . . .       271,631         276,310
  Long-term Debt . . . . . . . . . . . . . . . . . . .       200,921         260,782
                                                          ----------        --------

          TOTAL CAPITALIZATION . . . . . . . . . . . .       472,552         537,092
                                                          ----------        --------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . .        22,404          23,797
                                                          ----------        --------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . .       140,000         105,000
  Short-term Debt. . . . . . . . . . . . . . . . . . .          -             39,665
  Advances from Affiliates . . . . . . . . . . . . . .        43,634            -
  Accounts Payable - General . . . . . . . . . . . . .         7,004           9,923
  Accounts Payable - Affiliated Companies. . . . . . .        23,438          19,743
  Customer Deposits. . . . . . . . . . . . . . . . . .         4,234           4,143
  Taxes Accrued. . . . . . . . . . . . . . . . . . . .         5,856           9,860
  Interest Accrued . . . . . . . . . . . . . . . . . .         4,814           4,843
  Energy Trading Contracts . . . . . . . . . . . . . .       231,332          33,094
  Other. . . . . . . . . . . . . . . . . . . . . . . .        10,936          12,020
                                                          ----------        --------

          TOTAL CURRENT LIABILITIES. . . . . . . . . .       471,248         238,291
                                                          ----------        --------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       167,493         165,007
                                                          ----------        --------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . .        12,312          12,908
                                                          ----------        --------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . .        45,195           9,543
                                                          ----------        --------

CONTINGENCIES (Note 6)

            TOTAL. . . . . . . . . . . . . . . . . . .    $1,191,204        $986,638
                                                          ==========        ========

See Notes to Financial Statements.



                             KENTUCKY POWER COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 Six Months Ended

                                    June 30,

                                                                2000          1999
                                                                ----          ----
                                                                  (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,501      $ 11,204
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    15,279        14,480
    Deferred Federal Income Taxes. . . . . . . . . . . . . .     2,563           912
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (596)         (601)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    14,948           442
    Accrued Utility Revenues . . . . . . . . . . . . . . . .    13,737           508
    Fuel, Materials and Supplies . . . . . . . . . . . . . .       342        (4,388)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .       776        (1,202)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (4,004)        1,988
  Other (net). . . . . . . . . . . . . . . . . . . . . . . .    (3,129)        1,258
                                                              --------      --------
        Net Cash Flows From Operating Activities . . . . . .    50,417        24,601
                                                              --------      --------

INVESTING ACTIVITIES - Construction Expenditures . . . . . .   (14,188)      (17,402)
                                                              --------      --------

FINANCING ACTIVITIES:
  Capital Contributions from Parent Company. . . . . . . . .      -           10,000
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (25,000)      (37,812)
  Change in Short-term Debt (net). . . . . . . . . . . . . .   (39,665)       36,000
  Change in Advances from Affiliates (net) . . . . . . . . .    43,634          -
  Dividends Paid . . . . . . . . . . . . . . . . . . . . . .   (15,180)      (14,886)
                                                              --------      --------
        Net Cash Flows Used For Financing Activities . . . .   (36,211)       (6,698)
                                                              --------      --------

Net Increase in Cash and Cash Equivalents. . . . . . . . . .        18           501
Cash and Cash Equivalents at Beginning of Period . . . . . .       674         1,935
                                                              --------      --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $    692      $  2,436
                                                              ========      ========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $15,046,000 and $14,748,000 and for income taxes was $5,921,000 and $3,631,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $1,836,000 and $1,150,000 in 2000 and 1999, respectively.

See Notes to Financial Statements.


                             KENTUCKY POWER COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.      FINANCING ACTIVITIES

               In April 2000 the Company redeemed a $25 million term loan note with a rate of 6.57%. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

3.      MONEY POOL

             On June 15, 2000, the Company became a participant in the American Electric Power (AEP) System Money Pool (Money Pool). The Money Pool is a mechanism structured to meet the short-term cash requirements of the participants with AEP Company, Inc. acting as the primary borrower on behalf of the Money Pool. The Company's affiliates that are U.S. domestic electric utility operating companies are the primary participants in the Money Pool.

             The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP Company, Inc. needs to borrow to meet the short-term cash requirements of other participants with advances from the Money Pool. AEP Company, Inc. borrows the funds needed on a daily basis to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP Company, Inc. is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Interest income is included in nonoperating income, and interest expense is included in interest charges. As a result of becoming a Money Pool participant, the Company retired its short-term debt and reports its borrowing from the Money Pool as Advances from Affiliates on the Balance Sheets.

4.      RATE MATTERS

        FERC

            As discussed in Note 3 of the Notes to Financial Statements of the 1999 Annual Report, the AEP System companies filed a settlement agreement for Federal Energy Regulatory Commission (FERC) approval related to an open access transmission tariff. The Company made a provision in 1999 for an agreed to refund including interest under the settlement agreement.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing of a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. The refunds were made in two payments. Pursuant to FERC orders the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month was made effective January 1, 2000, for all transmission service customers and a rate of $1.42 kw/month was established and took effect on June 16, 2000 after the consummation of the AEP and Central and South West Corporation merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

      Kentucky

            In connection with the merger, the Kentucky Public Service Commission approved a settlement agreement that, among other things, provides for sharing net merger savings with Kentucky customers over eight years through reductions to customers' bills. The Kentucky customers' share of the net merger savings is expected to be approximately $28 million. In the event that actual net merger savings are less than the amounts credited to customers' bills, results of operations and cash flows will be adversely affected.

5.       FACTORING OF RECEIVABLES

               In June 2000, Kentucky Power Company entered into a factoring arrangement with an affiliate, CSW Credit, Inc. Under this arrangement the Company sells without recourse its retail customer accounts receivable and accrued utility revenue balances to CSW Credit and is charged a fee based on CSW Credit's financing costs, uncollectible accounts experience for the Company's receivables and administrative costs. The costs of factoring customer accounts receivable is reported as an operating expense. At June 30, 2000 the amount of factored accounts receivable and accrued utility revenues was $28.1 million.

6.       CONTINGENCIES

        COLI Litigation

               As discussed in Note 4 of the Notes to Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance (COLI) program for taxable years 1992 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $8 million (including interest).

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

        In order to resolve this issue, AEP Company, Inc. filed suit against the United States in the U.S. District Court for the Southern District of Ohio in 1998. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the Tax Court's decision in Winn-Dixie, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and will vigorously pursue its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations and cash flows.

        Federal EPA Complaint and Notice of Violation

        As discussed in Note 4 of the Notes to Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal
        EPA) in the U.S. District Court that alleges certain AEP System companies and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant.

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

            On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

            In the event the Company does not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition unless such costs can be recovered through regulated rates.

      NOx Reductions

               As discussed in Note 6 of the Notes to Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

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

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

        Although revenues rose 13% in the quarter and 10% year-to-date, net income declined by $0.5 million or 18% and $0.7 million or 6%, respectively, as increases in operating expense and interest expense offset the revenue increase. Income statement line items which changed significantly were:

                                     Increase(Decrease)

                            Second Quarter     Year-to-Date

                            (in millions)   %  (in millions)  %

Operating Revenues . . . . .    $11.5      13     $18.0      10
Fuel Expense . . . . . . . .     (4.4)    (20)     (7.3)    (17)
Purchased Power Expense. . .     12.8      50      21.9      43
Other Operation Expense. . .      0.3       3      (1.6)     (7)
Maintenance Expense. . . . .      3.4      67       5.0      50
Depreciation . . . . . . . .      0.4       5       0.8       6
Interest Charges . . . . . .      0.5       7       0.9       6
Nonoperating Income. . . . .      0.7     N.M.      0.8     N.M.

N.M. = Not Meaningful

        The increases in operating revenues and purchased power expense are due to a significant increase in American Electric Power System Power Pool (AEP Power Pool) transactions and affiliated power purchases under a unit power agreement. The Company as a member of the AEP Power Pool shares in the revenues and costs of the AEP Power Pool's wholesale sales and forward trades to neighboring utility systems and power marketers. The Company's share of these AEP Power Pool transactions within the AEP System traditional marketing area (within two transmission systems of AEP System) are recorded as operating revenues and purchases accounting for the increases in revenues and purchased power expense. Forward trading sales and purchases are recorded on a net basis in operating revenues. As a result of an affiliated company's major industrial customer's decision not to continue its purchased power agreement, additional power was available for AEP Power Pool transactions and accounted for the increase in the Company's revenue and purchased power expense. Purchased power also increased due to the availability of the Rockport Plant from which the Company, under a unit power agreement, purchases 15% of the available power from the plant. Rockport Plant, which is owned and operated by affiliates, generated 22% more kwh in the six months ended June 2000 than in the six months ended June 1999.

        Fuel expense decreased due a decline in internal generation. The Big Sandy Plant Unit 2 began a planned outage on March 11, 2000 for boiler inspections and repairs and returned to service late in April. Unit 1 started a planned outage April 21, 2000 and returned to service the second week in May after completion of boiler inspection and repairs.

        The Company as a party to the AEP Transmission Agreement shares the costs associated with the ownership of the extra-high voltage transmission system and certain facilities at lower voltages. Like the AEP Power Pool the sharing is based upon each company's member load ratio (MLR) and investment. Other operation expense decreased for the year-to-date period due to an increase in transmission equalization credits as a result of an increase in MLR and increased investment in transmission plant. Member load ratio is calculated monthly on the basis of each AEP Pool members maximum peak demand in relation to the sum of the maximum peak demands of all five Pool member companies during the preceding twelve months.

        The outages at Big Sandy caused maintenance expense to increase in the quarter and year-to-date periods.

        The increase in transmission plant investment and improvements to distribution facilities caused the increase in depreciation expense.

        Interest charges increased due to an increase in the average outstanding short-term debt balances and an increase in average short-term debt interest rates.

        Nonoperating income increased due to the effect of the non-regulated electric trading outside the AEP Power Pool's traditional marketing area. The AEP Power Pool enters into transactions for the purchase and sale of electricity options, futures and swaps, and for the forward purchase and sale of electricity outside of the AEP System's traditional marketing area. The Company's share of these non-regulated trading activities are included in nonoperating income.

Market Risks

        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices and interest rates. The Company's exposure to market risk from the trading of electricity and related financial derivative instruments, which are allocated to the Company through the American Electric Power System Power Pool, were less than $2 million at June 30, 2000 and $1 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



                       OHIO POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                       Three Months Ended Six Months Ended

                                                  June 30,                June 30,
                                            --------------------  ----------------
                                              2000        1999       2000          1999
                                              ----        ----       ----          ----
                                                           (in thousands)

OPERATING REVENUES . . . . . . . . . . . .  $540,321    $498,587  $1,085,732    $1,016,808
                                            --------    --------  ----------    ----------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . . .   177,314     169,055     392,562       358,218
  Purchased Power. . . . . . . . . . . . .    47,051      35,699      82,353        56,972
  Other Operation. . . . . . . . . . . . .    86,244      82,829     170,696       167,890
  Maintenance. . . . . . . . . . . . . . .    33,595      28,501      61,625        53,991
  Depreciation and Amortization. . . . . .    38,843      37,397      77,332        74,182
  Taxes Other Than Federal Income Taxes. .    41,055      41,952      84,787        85,805
  Federal Income Taxes . . . . . . . . . .    36,251      29,826      71,296        67,466
                                            --------    --------  ----------    ----------
          TOTAL OPERATING EXPENSES . . . .   460,353     425,259     940,651       864,524
                                            --------    --------  ----------    ----------
OPERATING INCOME . . . . . . . . . . . . .    79,968      73,328     145,081       152,284
NONOPERATING INCOME (LOSS) . . . . . . . .     1,250        (492)      4,150         1,508
                                            --------    --------  ----------    ----------
INCOME BEFORE INTEREST CHARGES . . . . . .    81,218      72,836     149,231       153,792
INTEREST CHARGES . . . . . . . . . . . . .    22,985      20,971      44,782        41,106
                                            --------    --------  ----------    ----------
NET INCOME . . . . . . . . . . . . . . . .    58,233      51,865     104,449       112,686
PREFERRED STOCK DIVIDEND REQUIREMENTS. . .       315         367         636           734
                                            --------    --------  ----------    ----------
EARNINGS APPLICABLE TO COMMON STOCK. . . .  $ 57,918    $ 51,498  $  103,813    $  111,952
                                            ========    ========  ==========    ==========



                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                       Three Months Ended Six Months Ended

                                                  June 30,                June 30,
                                            --------------------  ----------------
                                              2000        1999       2000          1999
                                              ----        ----       ----          ----
                                                           (in thousands)

BALANCE AT BEGINNING OF PERIOD . . . . . .  $595,620    $590,251   $587,424     $587,500
NET INCOME . . . . . . . . . . . . . . . .    58,233      51,865    104,449      112,686
DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . . .    37,703      57,703     75,406      115,406
    Cumulative Preferred Stock . . . . . .       316         368        633          735
                                            --------    --------   --------     --------

BALANCE AT END OF PERIOD . . . . . . . . .  $615,834    $584,045   $615,834     $584,045
                                            ========    ========   ========     ========

The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Consolidated Financial Statements.



                       OHIO POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                              ----------     --------
                                                                    (in thousands)
ASSETS

ELECTRIC UTILITY PLANT:
  Production . . . . . . . . . . . . . . . . . . . . . . . .  $2,736,713      $2,713,421
  Transmission . . . . . . . . . . . . . . . . . . . . . . .     865,548         857,420
  Distribution . . . . . . . . . . . . . . . . . . . . . . .   1,019,733         999,679
  General (including mining assets). . . . . . . . . . . . .     716,380         713,882
  Construction Work in Progress. . . . . . . . . . . . . . .     119,152         116,515
                                                              ----------      ----------
          Total Electric Utility Plant . . . . . . . . . . .   5,457,526       5,400,917
  Accumulated Depreciation and Amortization. . . . . . . . .   2,694,902       2,621,711
                                                              ----------      ----------

          NET ELECTRIC UTILITY PLANT . . . . . . . . . . . .   2,762,624       2,779,206
                                                              ----------      ----------



OTHER PROPERTY AND INVESTMENTS . . . . . . . . . . . . . . .     370,948         253,668
                                                              ----------      ----------



CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . . . . .      25,300         157,138
  Advances to Affiliates . . . . . . . . . . . . . . . . . .     148,965            -
  Accounts Receivable:
    Customers. . . . . . . . . . . . . . . . . . . . . . . .     248,834         246,310
    Affiliated Companies . . . . . . . . . . . . . . . . . .     154,502          89,215
    Miscellaneous. . . . . . . . . . . . . . . . . . . . . .      41,319          22,055
    Allowance for Uncollectible Accounts . . . . . . . . . .        (957)         (2,223)
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,933         146,317
  Materials and Supplies . . . . . . . . . . . . . . . . . .      96,671          95,967
  Accrued Utility Revenues . . . . . . . . . . . . . . . . .        -             45,575
  Energy Trading Contracts . . . . . . . . . . . . . . . . .     858,345         134,567
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . .      44,691          38,472
                                                              ----------      ----------

          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . .   1,715,603         973,393
                                                              ----------      ----------



REGULATORY ASSETS. . . . . . . . . . . . . . . . . . . . . .     782,102         577,090
                                                              ----------      ----------


DEFERRED CHARGES . . . . . . . . . . . . . . . . . . . . . .      65,565          93,852
                                                              ----------      ----------


            TOTAL. . . . . . . . . . . . . . . . . . . . . .  $5,696,842      $4,677,209
                                                              ==========      ==========


See Notes to Consolidated Financial Statements.



                       OHIO POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                June 30,      December 31,
                                                                  2000            1999
                                                               ----------     --------
                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - No Par Value:
    Authorized -  40,000,000 Shares

    Outstanding - 27,952,473 Shares. . . . . . . . . . . . .   $  321,201      $  321,201
  Paid-in Capital. . . . . . . . . . . . . . . . . . . . . .      462,469         462,376
  Retained Earnings. . . . . . . . . . . . . . . . . . . . .      615,834         587,424
                                                               ----------      ----------
          Total Common Shareholder's Equity. . . . . . . . .    1,399,504       1,371,001
  Cumulative Preferred Stock:
    Not Subject to Mandatory Redemption. . . . . . . . . . .       16,683          16,937
    Subject to Mandatory Redemption. . . . . . . . . . . . .        8,850           8,850
  Long-term Debt . . . . . . . . . . . . . . . . . . . . . .    1,127,612       1,139,834
                                                               ----------      ----------

          TOTAL CAPITALIZATION . . . . . . . . . . . . . . .    2,552,649       2,536,622
                                                               ----------      ----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . . .      406,495         414,837
                                                               ----------      ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year . . . . . . . . . . . .       87,085          11,677
  Short-term Debt. . . . . . . . . . . . . . . . . . . . . .         -            194,918
  Accounts Payable . . . . . . . . . . . . . . . . . . . . .      374,738         244,982
  Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . .      134,983         179,112
  Interest Accrued . . . . . . . . . . . . . . . . . . . . .       18,197          16,863
  Obligations Under Capital Leases . . . . . . . . . . . . .       34,419          34,284
  Energy Trading Contracts . . . . . . . . . . . . . . . . .      847,076         131,844
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .      109,106          96,445
                                                               ----------      ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .    1,605,604         910,125
                                                               ----------      ----------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . .      667,093         676,460
                                                               ----------      ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . . .       34,204          35,838
                                                               ----------      ----------

DEFERRED CREDITS . . . . . . . . . . . . . . . . . . . . . .      430,797         103,327
                                                               ----------      ----------

CONTINGENCIES (Note 7)

            TOTAL. . . . . . . . . . . . . . . . . . . . . .   $5,696,842      $4,677,209
                                                               ==========      ==========


See Notes to Consolidated Financial Statements.



                       OHIO POWER COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Six Months Ended

                                                                         June 30,
                                                                 ----------------
                                                                    2000          1999
                                                                    ----          ----
                                                                      (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . $ 104,449     $ 112,686
  Adjustments for Noncash Items:
    Depreciation, Depletion and Amortization . . . . . . . . . .   100,439        93,008
    Deferred Federal Income Taxes. . . . . . . . . . . . . . . .    (6,387)        1,603
    Deferred Fuel Costs (net). . . . . . . . . . . . . . . . . .    (8,844)      (23,695)
    Amortization of Deferred Property Taxes. . . . . . . . . . .    39,944        39,464
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . . . .   (88,341)      (84,397)
    Fuel, Materials and Supplies . . . . . . . . . . . . . . . .    47,680       (55,037)
    Accrued Utility Revenues . . . . . . . . . . . . . . . . . .    45,575        (5,410)
    Prepayments. . . . . . . . . . . . . . . . . . . . . . . . .    (6,219)       (6,881)
    Accounts Payable . . . . . . . . . . . . . . . . . . . . . .   129,756        25,478
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . . . .   (44,129)        1,170
  Other (net). . . . . . . . . . . . . . . . . . . . . . . . . .     2,443        44,808
                                                                 ---------     ---------
        Net Cash Flows From Operating Activities . . . . . . . .   316,366       142,797
                                                                 ---------     ---------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . . . .   (91,118)      (83,279)
  Proceeds from Sale of Property and Other . . . . . . . . . . .      -              670
                                                                 ---------     ---------
        Net Cash Flows Used For Investing Activities . . . . . .   (91,118)      (82,609)
                                                                 ---------     ---------

FINANCING ACTIVITIES:
  Issuance of Long-term Debt . . . . . . . . . . . . . . . . . .    74,748       148,215
  Change in Short-term Debt (net). . . . . . . . . . . . . . . .  (194,918)       71,085
  Change in Advances to Affiliates (net) . . . . . . . . . . . .  (148,965)         -
  Retirement of Cumulative Preferred Stock . . . . . . . . . . .      (160)         (128)
  Retirement of Long-term Debt . . . . . . . . . . . . . . . . .   (11,752)     (151,223)
  Dividends Paid on Common Stock . . . . . . . . . . . . . . . .   (75,406)     (115,406)
  Dividends Paid on Cumulative Preferred Stock . . . . . . . . .      (633)         (735)
                                                                 ---------     ---------
        Net Cash Flows Used For Financing Activities . . . . . .  (357,086)      (48,192)
                                                                 ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .  (131,838)       11,996
Cash and Cash Equivalents at Beginning of Period . . . . . . . .   157,138        89,652
                                                                 ---------     ---------
Cash and Cash Equivalents at End of Period . . . . . . . . . . . $  25,300     $ 101,648
                                                                 =========     =========

Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $40,791,000 and $40,816,000 and for income taxes was $64,597,000 and $24,645,000 in 2000 and
  1999, respectively. Noncash acquisitions under capital leases were $8,422,000 and $11,849,000 in 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.


                       OHIO POWER COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)

1.      GENERAL

               The accompanying unaudited consolidated financial state-ments should be read in conjunction with the 1999 Annual Report as incorporated in and filed with the Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.      FINANCING ACTIVITY

               In May 2000 the Company issued $75 million of senior unsecured notes with a floating interest rate due 2001. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

3.      OHIO RESTRUCTURING LEGISLATION AND TRANSITION PLAN FILING

                   As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Ohio Electric Restructuring Act of 1999 (the Act) provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Act also provides for a five-year transition period to move from cost-based rates to market pricing for generation services. It authorizes the Public Utilities Commission of Ohio (PUCO) to address certain major transition issues including unbundling of rates and the recovery of generation-related transition costs which include regulatory assets, asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.

     On March 28, 2000, the PUCO staff issued its report on the Company's transition plan filing. On May 8, 2000, a stipulation agreement between the Company, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties was filed with the PUCO for approval. The key provisions of the stipulation agreement are:

         - Recovery of generation-related regulatory assets over seven years will be through a frozen transition rate for the first five years and a wires charge for the remaining years.

         - There will be no shopping incentive for the Company's customers.

         - The Company is to absorb the first $20 million of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates.

         - The Company and its affiliate, Columbus Southern Power Company, will make available a fund of up to $10 million to reimburse customers who choose to purchase their power from another company for certain transmission charges imposed by the Pennsylvania - New Jersey - Maryland transmission organization (PJM) and/or a midwest independent system operator (Midwest ISO) on generation originating in the Midwest ISO or PJM areas.

         - The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire transition period.
         - The Company's request for a $50 million gross receipts tax rider to recover duplicate gross receipts tax will be separately litigated.

                  Hearings on the stipulation and the gross receipts tax issue were held in June 2000. Approval of the stipulation agreement by the PUCO and a decision on the gross receipts tax are pending.

                  Management has concluded that as of June 30, 2000 the requirements to apply Statement of Financial Accounting Standards
         (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," continue to be met since the Company's rates for generation will continue to be cost-based regulated until the PUCO takes action on the transition plan as required by the Act. The establishment of rates and wires charges under a PUCO approved transition plan will enable the Company to determine its ability to recover stranded costs including regulatory assets, and other transition costs, a requirement to discontinue application of SFAS 71.

                  When the transition plan and transition period tariff schedules are approved, the application of SFAS 71 will be discontinued for the Ohio retail jurisdictional portion of the generating business. Management expects this to occur when the PUCO approves the stipulation agreement for the Company's transition plan filing. The Act requires that the PUCO issue its order to approve transition plan filings no later than October 31, 2000.

                  Upon the discontinuance of SFAS 71 the Company will have to write off its Ohio jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the tariff schedules in the transition plan approved by the PUCO and record any asset accounting impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." An impairment loss would be recorded, under SFAS 121, to the extent that the cost of generating assets cannot be recovered through non-discounted generation-related revenues during the transition period and future market prices.

                  The amount of regulatory assets recorded on the books at June 30, 2000 applicable to the Ohio retail jurisdictional generating business is $456 million before related tax effects. Due to the planned closing of the Company's affiliated mines, including the Meigs mine, projected generation-related regulatory assets as of December 31, 2000 (the date that recoverable generation-related regulatory assets are measured under the Ohio law) allocable to the Ohio retail jurisdiction are estimated to exceed $520 million, before income tax effects. Recovery of these regulatory assets is being sought as a part of the Company's Ohio transition plan filing. Based on transition rates and wires charges in the stipulation agreement and management's current projections of future market prices, management does not anticipate that the Company will experience material tangible asset accounting impairment write-offs. Whether the Company will experience material regulatory asset write-offs will depend on whether the PUCO approves the Company's stipulation agreement which provides for their recovery.

                  A determination of whether the Company will experience any asset impairment loss regarding its Ohio retail jurisdictional generating assets and any loss from a possible inability to recover Ohio generation-related regulatory assets and other transition costs cannot be made until the PUCO takes action on the Company's stipulation agreement. Should the PUCO fail to fully approve the Company's stipulation agreement and its transition tariff schedules, which include recovery of the Company's generation-related regulatory assets, stranded costs and other transition costs including the duplicate gross receipts tax, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

4.       MONEY POOL

                  On June 15, 2000, the Company became a participant in the American Electric Power (AEP) System Money Pool (Money Pool). The Money Pool is a mechanism structured to meet the short-term cash requirements of the participants with AEP Company, Inc. acting as the primary borrower on behalf of the Money Pool. The Company's affiliates that are U.S. domestic electric utility operating companies are the primary participants in the Money Pool.

                  The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants. Participants with excess cash loan funds to the Money Pool reducing the amount of external funds AEP Company, Inc. needs to borrow to meet the short-term cash requirements of other participants with advances from the Money Pool. AEP Company, Inc. borrows the funds needed on a daily basis to meet the net cash requirements of the Money Pool participants. A weighted average daily interest rate which is calculated based on the outstanding short-term debt borrowings made by AEP Company, Inc. is applied to each Money Pool participant's daily outstanding investment or debt position to determine interest income or interest expense. Interest income is included in nonoperating income, and interest expense is included in interest charges. As a result of becoming a Money Pool participant, the Company retired its short-term debt. At June 30, 2000 the Company was a net investor in the Money Pool and reports its investment in the Money Pool as Advances to Affiliates on the Balance Sheets.

5.      FACTORING OF RECEIVABLES

               In June 2000, Ohio Power Company entered into a factoring arrangement with an affiliate, CSW Credit, Inc. Under this arrangement the Company sells without recourse its retail customer accounts receivable and accrued utility revenue balances to CSW Credit and is charged a fee based on CSW Credit's financing costs, uncollectible accounts experience for the Company's receivables and administrative costs. The costs of factoring customer accounts receivable is reported as an operating expense. At June 30, 2000 the amount of factored accounts receivable and accrued utility revenues was $106.2 million.

6.      RATE MATTERS

            As discussed in Note 2 of the Notes to Consolidated Financial Statements of the 1999 Annual Report, the AEP System companies filed a settlement agreement with the Federal Energy Regulatory Commission (FERC) for their approval to establish an open access transmission tariff. The Company made a provision in 1999 for a refund including interest for amounts paid in excess of the agreed to rate.

            On March 16, 2000, the FERC approved the settlement agreement filed in December 1999 resolving the issues on rehearing raised in a July 30, 1999 order. Under terms of the settlement, AEP is required to make refunds retroactive to September 7, 1993 to certain customers affected by the July 30, 1999 FERC order. Pursuant to FERC orders the refunds were made in two payments, the first payment was made in February 2000 and the second payment was made on August 1, 2000. In addition, a new lower rate of $1.55 kw/month became effective on January 1, 2000, for all transmission service customers and a rate of $1.42 kw/month was established and took effect on June 16, 2000 in connection with the consummation of the AEP and Central and South West Corporation merger. Prior to January 1, 2000, the rate was $2.04 kw/month. Unless the Company and the market grow the volume of physical power transactions to increase the utilization of the AEP System's transmission lines, the new open access transmission rate will adversely impact future results of operations and cash flows.

7.      CONTINGENCIES

        Litigation

                  As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance
         (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service (IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $118 million (including interest).

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

         Federal EPA Complaint and Notice of Violation

                  As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components or other repairs needed for the reliable, safe and efficient operation of the plant.

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

                  On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

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

         NOx Reductions

                  As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states'
         development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

                  In June 2000 the Company announced that it was beginning a $175 million installation of selective catalytic reduction (SCR) technology to reduce NOx emissions on its two-unit 2,600 megawatt Gavin Plant. The Company intends to have the SCR equipment operational in 2001.

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

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND
                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999
                     ---------------------------------------

RESULTS OF OPERATIONS

         Net income increased $6 million or 12% for the quarter due to an increase in wholesale sales. For the year-to-date period increases in operating expenses more than offset the effects of the increase in wholesale sales resulting in a decline in net income of $8 million or 7%.

         Income statement line items which changed significantly were:

                                     Increase (Decrease)

                             Second Quarter       Year-to-Date

                            (in millions)  %   (in millions)   %

Operating Revenues . . . .       $42       8         $69       7
Fuel Expense . . . . . . .         8       5          34      10
Purchased Power Expense. .        11      32          25      45
Maintenance Expense. . . .         5      18           8      14
Federal Income Tax . . . .         6      22              4       6

         The increase in operating revenues resulted from increased sales to the American Electric Power System Pool (AEP Power Pool) and the Company's share of increased transactions to neighboring utility systems and power marketers by the AEP Power Pool. The Company as a member of the AEP Power Pool shares in the revenues and cost of the AEP Power Pool's wholesale sales and forward trades to neighboring utility systems and power marketers. The Company's share of these AEP Power Pool transactions within the AEP System traditional marketing area (within two transmission systems of AEP System) are recorded as operating revenues and purchases accounting for the increases in revenues and purchased power expense. Forward trading sales and purchases are recorded on a net basis in operating revenues. AEP Power Pool members are compensated for the out-of-pocket costs of energy delivered to the AEP Power Pool and charged for energy received from the AEP Power Pool. As a result of the Company's major industrial customer's decision not to continue its purchase power agreement, additional power was delivered to AEP Power Pool accounting for part of the increase in revenues.

         Fuel expense increased due to an increase in the average cost of fuel consumed reflecting shutdown costs included in the cost of coal delivered from affiliated mining operations.

         Additional boiler repairs accounted for the increase in maintenance expense.

         The increase in operating federal income tax expense was primarily due to an increase in pre-tax operating book income.

FINANCIAL CONDITION
         Total plant and property additions including capital leases for the year-to-date period were $100 million. During the first six months of 2000 the Company's subsidiaries issued $75 million principal amount of long-term obligations at variable interest rates and retired $12 million principal amount of long-term debt with interest rates ranging from 7.10% to 7.30% and decreased short-term debt by $195 million from year-end balances. The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

         During the second quarter the AEP System established a Money Pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. domestic electric utility operating companies, including the Company. The operation of the Money Pool is designed to match on a daily basis the available cash and borrowing requirements of the participants, thereby minimizing the need for borrowings from external sources. The daily cash positions of the participants are netted and if there is a deficiency in cash, the Money Pool raises funds through external borrowing. If there is a net excess in cash, existing external borrowings are paid down, or, if there are no external borrowings maturing, the excess funds are invested.

        CSW Credit, Inc., a subsidiary of AEP, factors electric customer accounts receivable for affiliated operating companies and unaffiliated companies. In June 2000 the factoring of customer accounts receivable for affiliated companies was expanded as a result of the merger to include the Company. At June 30, 2000 the amount factored was $106 million.

OTHER MATTERS

Ohio Restructuring Legislation and Transition Plan Filing

    As discussed in Note 4 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the Ohio Electric Restructuring Act of 1999 (the Act) provides for, among other things, customer choice of electricity supplier, a residential rate reduction of 5% for the generation portion of rates and a freezing of generation rates including fuel rates beginning on January 1, 2001. The Act also provides for a five-year transition period to move from cost-based rates to market pricing for generation services. It authorizes the Public Utilities Commission of Ohio (PUCO) to address certain major transition issues including unbundling of rates and the recovery of generation-related transition costs which include regulatory assets, asset impairments and other stranded costs, employee severance and retraining costs, consumer education costs and other costs. Stranded costs are generation costs that are not deemed to be recoverable in a competitive market.

     On March 28, 2000, the PUCO staff issued its report on the Company's transition plan filing. On May 8, 2000, a stipulation agreement between the Company, the PUCO staff, the Ohio Consumers' Counsel and other concerned parties was filed with the PUCO for approval. The key provisions of the stipulation agreement are:

o Recovery of generation-related regulatory assets over seven years will be through a frozen transition rate for the first five years and a wires charge for the remaining years. o There will be no shopping incentive for the Company's customers.

o The Company is to absorb the first $20 million of consumer education, implementation and transition plan filing costs with deferral of the remaining costs, plus a carrying charge, as a regulatory asset for recovery in future distribution rates. o The Company and its affiliate, Columbus Southern Power Company, will make available a fund of up to $10 million to reimburse customers who choose to purchase their power from another company for certain transmission charges imposed by the Pennsylvania - New Jersey - Maryland transmission organization (PJM) and/or a midwest independent system operator (Midwest ISO) on generation originating in the Midwest ISO or PJM areas.

o The statutory 5% reduction in the generation component of residential tariffs will remain in effect for the entire transition period. o The Company's request for a $50 million gross receipts tax rider to recover duplicate gross receipts tax will be separately litigated.

         Hearings on the stipulation and the gross receipts tax issue were held in June 2000. Approval of the stipulation agreement by the PUCO and a decision on the gross receipts tax are pending.

         Management has concluded that as of June 30, 2000 the requirements to apply Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," continue to be met since the Company's rates for generation will continue to be cost-based regulated until the PUCO takes action on the transition plan as required by the Act. The establishment of rates and wires charges under a PUCO approved transition plan will enable the Company to determine its ability to recover stranded costs including regulatory assets, and other transition costs, a requirement to discontinue application of SFAS 71.

         When the transition plan and transition period tariff schedules are approved, the application of SFAS 71 will be discontinued for the Ohio retail jurisdictional portion of the generating business. Management expects this to occur when the PUCO approves the stipulation agreement for the Company's transition plan filing. The Act requires that the PUCO issue its order to approve transition plan filings no later than October 31, 2000.

         Upon the discontinuance of SFAS 71 the Company will have to write off its Ohio jurisdictional generation-related regulatory assets to the extent that they cannot be recovered under the tariff schedules in the transition plan approved by the PUCO and record any asset accounting impairments in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." An impairment loss would be recorded, under SFAS 121, to the extent that the cost of generating assets cannot be recovered through non-discounted generation-related revenues during the transition period and future market prices.

         The amount of regulatory assets recorded on the books at June 30, 2000 applicable to the Ohio retail jurisdictional generating business is $456 million before related tax effects. Due to the planned closing of the Company's affiliated mines, including the Meigs mine, projected generation-related regulatory assets as of December 31, 2000 (the date that recoverable generation-related regulatory assets are measured under the Ohio law) allocable to the Ohio retail jurisdiction are estimated to exceed $520 million, before income tax effects. Recovery of these regulatory assets is being sought as a part of the Company's Ohio transition plan filing. Based on transition rates and wires charges in the stipulation agreement and management's current projections of future market prices, management does not anticipate that the Company will experience material tangible asset accounting impairment write-offs. Whether the Company will experience material regulatory asset write-offs will depend on whether the PUCO approves the Company's stipulation agreement which provides for their recovery.

         A determination of whether the Company will experience any asset impairment loss regarding its Ohio retail jurisdictional generating assets and any loss from a possible inability to recover Ohio generation-related regulatory assets and other transition costs cannot be made until the PUCO takes action on the Company's stipulation agreement. Should the PUCO fail to fully approve the Company's stipulation agreement and its transition tariff schedules, which include recovery of the Company's generation-related regulatory assets, stranded costs and other transition costs including the duplicate gross receipts tax, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

COLI Litigation

         As discussed in Note 5 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, the deductibility of certain interest deductions related to AEP's corporate owned life insurance (COLI) program for taxable years 1991 through 1996 is under review by the Internal Revenue Service
(IRS). Adjustments have been or will be proposed by the IRS disallowing COLI interest deductions. A disallowance of the COLI interest deductions through June 30, 2000 would reduce earnings by approximately $118 million (including interest).

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

         In order to resolve this issue, the Company filed suit against the United States in the U.S. District Court for the Southern District of Ohio in 1998. In 1999 a U.S. Tax Court judge decided in the Winn-Dixie Stores v. Commissioner case that a corporate taxpayer's COLI interest deduction should be disallowed. Notwithstanding the Tax Court's decision in Winn-Dixie, management has made no provision for any possible adverse earnings impact from this matter because it believes, and has been advised by outside counsel, that it has a meritorious position and will vigorously pursue its lawsuit. In the event the resolution of this matter is unfavorable, it will have a material adverse impact on results of operations, cash flows and possibly financial condition. Federal EPA Complaint and Notice of Violation

         As  discussed  in  Note  5  of  the  Notes  to  Consolidated  Financial
Statements in the 1999 Annual Report, the Company has been involved in litigation regarding generating plant emissions. Notices of Violation were issued and a complaint was filed by the U.S. Environmental Protection Agency (Federal EPA) in the U.S. District Court that alleges the Company, certain affiliates and eleven unaffiliated utilities made modifications to generating units at certain of their coal-fired generating plants over the course of the past 25 years that extend unit operating lives or increase unit generating capacity without a preconstruction permit in violation of the Clean Air Act. The complaint was amended in March 2000 to add allegations for certain generating units previously named in the complaint and to include additional AEP System generating units previously named only in the Notices of Violation in the complaint. Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components or other repairs needed for the reliable, safe and efficient operation of the plant.

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

         On May 10, 2000, the Company filed motions to dismiss all or portions of the complaints. Briefing on these motions was completed on August 2, 2000. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense of this matter.

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

NOx Reductions

         As discussed in Note 6 of the Notes to Consolidated Financial Statements in the 1999 Annual Report, Federal EPA had issued a final rule (the NOx rule) that requires substantial reductions in nitrogen oxide (NOx) emissions in 22 eastern states, including certain states in which the AEP System's generating plants are located. A number of utilities, including certain AEP System companies, had filed petitions seeking a review of the final rule in the U.S. Court of Appeals for the District of Columbia Circuit (Appeals Court). In May 1999, the Appeals Court indefinitely stayed the requirement that states develop revised air quality programs to impose the NOx reductions but did not, however, stay the final compliance date of May 1, 2003. In March 2000 the Appeals Court issued a decision generally upholding the NOx rule. On April 20, 2000, certain AEP System companies and other petitioners filed for rehearing of this decision including a rehearing by the entire Appeals Court. On June 22, 2000, the Appeals Court denied the petition for rehearing and lifted the stay related to the states' development of revised air quality programs to impose the NOx reductions. The petition for a rehearing before the entire Appeals Court was also denied. The AEP System companies subject to the NOx rule plan to appeal to the U.S. Supreme Court.

         In June 2000 the Company announced that it was beginning a $175 million installation of selective catalytic reduction (SCR) technology to reduce NOx emissions on its two-unit 2,600 megawatt Gavin Plant. The Company intends to have the SCR equipment operational in 2001.

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

Market Risks

        The Company has certain market risks inherent in its business activities from changes in electricity commodity prices and interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in commodity market prices and interest rates. The Company's exposure to market risk from the trading of electricity and related financial derivative instruments, which are allocated to the Company through the American Electric Power System Power Pool, were less than $7 million at June 30, 2000 and $4 million at December 31, 1999 based on the use of a risk measurement model which calculates Value at Risk (VaR). The VaR is based on the variance - covariance method using historical prices to estimate volatilities and correlations and assuming a 95% confidence level and a three-day holding period.

        The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           -------------------    --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $209,172   $178,699     $370,501   $329,729
                                           --------   --------     --------   --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .     75,808     64,916      147,394    126,797
  Purchased Power. . . . . . . . . . . .     31,541     16,128       52,207     30,172
  Other Operation. . . . . . . . . . . .     28,476     27,140       52,232     53,658
  Maintenance. . . . . . . . . . . . . .     13,408     12,720       21,995     21,927
  Depreciation and Amortization. . . . .     18,926     18,544       37,838     36,999
  Taxes Other Than Federal Income Taxes.      8,819      9,217       16,058     19,238
  Federal Income Taxes . . . . . . . . .      7,692      6,862        7,415      5,735
                                           --------   --------    ---------   --------

          TOTAL OPERATING EXPENSES . . .    184,670    155,527      335,139    294,526
                                           --------   --------    ---------   --------

OPERATING INCOME . . . . . . . . . . . .     24,502     23,172       35,362     35,203

NONOPERATING INCOME (LOSS) . . . . . . .        494         11          716       (510)
                                           --------   --------    ---------   --------

INCOME BEFORE INTEREST CHARGES . . . . .     24,996     23,183       36,078     34,693

INTEREST CHARGES . . . . . . . . . . . .     10,296      9,228       20,213     18,315
                                           --------   --------     --------   --------

NET INCOME . . . . . . . . . . . . . . .     14,700     13,955       15,865     16,378

PREFERRED STOCK DIVIDEND REQUIREMENTS. .         53         53          106        106
                                           --------   --------     --------   --------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $ 14,647   $ 13,902     $ 15,759   $ 16,272
                                           ========   ========     ========   ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           ------------------     --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED . . . . . . . .   $126,642  $132,493     $142,018    $144,626
CONFORMING CHANGE IN ACCOUNTING POLICY .     (3,294)   (2,183)      (2,782)     (1,686)
                                           --------  --------     --------    --------
ADJUSTED BALANCE AT BEGINNING OF PERIOD.    123,348   130,310      139,236     142,940
NET INCOME . . . . . . . . . . . . . . .     14,700    13,955       15,865      16,378

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .     17,000    15,000       34,000      30,000
    Preferred Stock. . . . . . . . . . .         53        53          106         106
                                           --------  --------     --------    --------

BALANCE AT END OF PERIOD . . . . . . . .   $120,995  $129,212     $120,995    $129,212
                                           ========  ========     ========    ========

The common  stock of the  Company is wholly  owned by  American  Electric  Power
Company, Inc.

See Notes to Consolidated Financial Statements.



               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $  914,172     $  916,889
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     393,352        392,029
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     917,585        897,516
  General . . . . . . . . . . . . . . . . . . . . . . . . .     208,235        217,368
  Construction Work in Progress . . . . . . . . . . . . . .      84,471         35,903
                                                             ----------     ----------
          Total Electric Utility Plant. . . . . . . . . . .   2,517,815      2,459,705
  Accumulated Depreciation and Amortization . . . . . . . .   1,125,365      1,114,255
                                                             ----------     ----------

          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   1,392,450      1,345,450
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      43,814         46,205
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       1,976          3,077
  Accounts Receivable:
    Customers . . . . . . . . . . . . . . . . . . . . . . .      33,159         32,301
    Affiliated Companies. . . . . . . . . . . . . . . . . .       4,033          2,283
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .      23,254         24,143
  Materials and Supplies. . . . . . . . . . . . . . . . . .      33,246         34,289
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .      32,040          6,469
  Tax Benefits Receivable . . . . . . . . . . . . . . . . .       3,933           -
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       2,099          1,668
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     133,740        104,230
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      10,494         12,124
                                                             ----------     ----------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,580,498     $1,508,009
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.


               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $15 Par Value:
    Authorized Shares: 11,000,000
    Issued 10,482,000 shares and
    Outstanding Shares: 9,013,000 . . . . . . . . . . . . .  $  157,230     $  157,230
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     180,000        180,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     120,995        139,236
                                                             ----------     ----------
          Total Common Shareholder's Equity . . . . . . . .     458,225        476,466
                                                             ----------     ----------

Cumulative Preferred Stock Not Subject

    To Mandatory Redemption . . . . . . . . . . . . . . . .       5,283          5,286
  PSO-Obligated, Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely Junior

    Subordinated Debentures of PSO. . . . . . . . . . . . .      75,000         75,000
  Long-term Debt. . . . . . . . . . . . . . . . . . . . . .     344,669        364,516
                                                             ----------     ----------

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     883,177        921,268
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .      30,000         20,000
  Advances from Affiliates. . . . . . . . . . . . . . . . .     148,859         79,169
  Accounts Payable - General. . . . . . . . . . . . . . . .      85,019         44,088
  Accounts Payable - Affiliated Companies . . . . . . . . .      43,374         35,195
  Customer Deposits . . . . . . . . . . . . . . . . . . . .      18,149         17,752
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .        -            18,480
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .       7,716          5,420
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      11,711          8,381
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     344,828        228,485
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     302,213        281,916
                                                             ----------     ----------

DEFERRED INVESTMENT TAX CREDITS. . . . . . . . . . . . . .       36,678         37,574
                                                             ----------     ----------

REGULATORY LIABILITIES AND DEFERRED CREDITS . . . . . . . .      13,602         38,766
                                                             ----------     ----------

CONTINGENCIES (Note 4)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $1,580,498     $1,508,009
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.




               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended

                                    June 30,

                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)
OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,865       $ 16,378
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    39,039         37,488
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    17,079          3,156
    Deferred Investment Tax Credits. . . . . . . . . . . . .      (896)          (896)
  Changes in Certain Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .    (2,608)         2,983
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     1,932         (2,286)
    Equity and Other Investments . . . . . . . . . . . . . .     3,504         (4,831)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    49,110         (7,499)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .   (22,413)        (7,474)
    Other Deferred Credits . . . . . . . . . . . . . . . . .   (18,599)         4,791
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .   (25,571)          (252)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .     2,567         (1,595)
                                                              --------       --------
        Net Cash Flows From Operating Activities . . . . . .    59,009         39,963
                                                              --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (80,997)       (48,495)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,694)          (184)
                                                              --------       --------
        Net Cash Flows Used For Investing Activities . . . .   (85,691)       (48,679)
                                                              --------       --------

FINANCING ACTIVITIES:
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (10,000)          -
  Retirement of Cumulative Preferred Stock . . . . . . . . .        (1)          -
  Advances from Affiliates . . . . . . . . . . . . . . . . .    69,690         37,381
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (34,000)       (30,000)
  Dividends Paid on Cumulative Preferred Stock . . . . . . .      (108)          (106)
                                                              --------       --------
        Net Cash Flows From Financing Activities . . . . . .    25,581          7,275
                                                              --------       --------

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .    (1,101)        (1,441)
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,077          4,670
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  1,976       $  3,229
                                                              ========       ========



Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $16,754,000 and $17,649,000 and for income taxes was $11,725,000 and $13,603,000 in 2000 and
  1999, respectively.

See Notes to Consolidated Financial Statements.


               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

1.      GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 1999 Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

6.       MERGER

        In June 2000 the merger of American Electric Power Company,
Inc. and Central and South West Corporation, the parent company of Public Service Company of Oklahoma, was completed. As part of the change in control, an adjustment to conform the Company's accounting for vacation pay accruals with American Electric Power's accounting policy was necessary.

        The effect of the conforming entry was to reduce net assets by $2.8 million at December 31, 1999 and reduce net income by $0.5 million for the three months ended March 31, 2000 and by $0.2 million and $0.7 million for the three months and six months ended June 30, 1999, respectively.

        In connection with the merger, a settlement agreement was approved by the Oklahoma Corporation Commission that, among other things, provides for sharing $50.2 million in guaranteed net merger savings over five years, with Oklahoma customers receiving approximately 55% of the savings. In the event that actual net merger savings are less than the guaranteed net merger savings, results of operations and cash flows will be adversely affected.

7.       FINANCING ACTIVITIES

        In March 2000 the Company redeemed $10 million of 6.43% medium-term notes at maturity.

        The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

4.      CONTINGENCIES

        The Company continues to be involved in certain matters discussed in its Form 10-K.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
 -------------------------------------------------------------------------------

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND

                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         Net income for the second quarter of 2000 rose $0.7 million or 5% as a result of increased service revenues and nonoperating service income. Net income for the first half of 2000 declined $0.5 million or 3% primarily as a result of increased interest on short-term debt.

        Income statement line items which changed significantly were:

                                    Increase (Decrease)

                           Second Quarter     Year-to-Date

                           (in millions)   %  (in millions)   %

Operating Revenues . . . .      $30       17       $41       12
Fuel Expense . . . . . . .       11       17        21       16
Purchased Power Expense. .       15       96        22       73
Other Operation Expense. .        1        5        (1)      (3)
Taxes Other Than Federal
  Income Taxes . . . . . .       -       N.M.       (3)     (17)
Federal Income Taxes . . .        1       12         2       29
Nonoperating Income (Loss)       -       N.M.        1      N.M.
Interest Charges . . . . .        1       12         2       10

N.M. = Not Meaningful

         Operating revenues were higher due primarily to an increase in fuel-related revenues resulting from increased fuel expenses explained below. Fuel revenue changes are generally offset by increases in fuel and purchased power expenses due to the operation of a fuel clause mechanism in Oklahoma.
Also, contributing to the increase in revenues in the quarter were higher non-kwh related service revenues.

         The increase in fuel was due primarily to a rise in the average unit fuel cost due primarily to an increase in spot market natural gas prices.

         Purchased power expenses increased due primarily to higher economy energy purchases.

         Other operation expenses were higher in the second quarter due primarily to higher employee and customer related expenses as well as increased transmission and overhead distribution expenses.

         Taxes other than federal income taxes decreased for the year- to-date period due primarily to a favorable accrual adjustment to ad valorem tax expense in 2000.

         Income tax expense associated with utility operations increased as a result of an increase in pre-tax book income. The increase in nonoperating income for the first six months of 2000 primarily resulted from non-utility services to improve energy efficiency.
        Interest charges increased reflecting additional short-term borrowings.

FINANCIAL CONDITION
        Total plant and property additions for the year to date period were $81 million. In March 2000 the Company redeemed $10 million of 6.43% medium-term notes at maturity.

         The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

MARKET RISKS

         The  Company  has  certain   market  risks  inherent  in  its  business
activities from changes in interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in interest rates.

         The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.



              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           -------------------    --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
OPERATING REVENUES . . . . . . . . . . .   $272,409   $242,888     $484,565   $439,952
                                           --------   --------     --------   --------

OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .    113,773     91,690      203,125    167,961
  Purchased Power. . . . . . . . . . . .     19,252     10,573       30,950     16,766
  Other Operation. . . . . . . . . . . .     37,362     33,225       72,060     64,266
  Maintenance. . . . . . . . . . . . . .     20,906     22,018       35,212     34,262
  Depreciation and Amortization. . . . .     27,525     25,319       54,882     51,524
  Taxes Other Than Federal Income Taxes.     13,455     16,876       24,116     33,334
  Federal Income Taxes . . . . . . . . .      6,840      7,918        8,193     10,760
                                           --------   --------    ---------   --------

          TOTAL OPERATING EXPENSES . . .    239,113    207,619      428,538    378,873
                                           --------   --------    ---------   --------

OPERATING INCOME . . . . . . . . . . . .     33,296     35,269       56,027     61,079

NONOPERATING INCOME. . . . . . . . . . .        678        509          445        785
                                           --------   --------    ---------   --------

INCOME BEFORE INTEREST CHARGES . . . . .     33,974     35,778       56,472     61,864

INTEREST CHARGES . . . . . . . . . . . .     15,188     14,367       30,023     28,358
                                           --------   --------     --------   --------

NET INCOME . . . . . . . . . . . . . . .     18,786     21,411       26,449     33,506

PREFERRED STOCK DIVIDEND REQUIREMENTS. .         57         57          114        115
                                           --------   --------     --------   --------

EARNINGS APPLICABLE TO COMMON STOCK  . .   $ 18,729   $ 21,354     $ 26,335   $ 33,391
                                           ========   ========     ========   ========

                         STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           -------------------    --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD AS
  PREVIOUSLY REPORTED. . . . . . . . . .   $280,751   $286,188     $288,018    $300,592
   Conforming Change in Accounting . . .
     Policy. . . . . . . . . . . . . . .     (5,099)    (4,569)      (4,472)     (4,010)
                                           --------   --------     --------    --------

ADJUSTED BALANCE AT BEGINNING OF PERIOD.    275,652    281,619      283,546     296,582
 NET INCOME . . . . . . . . . . . . . . .    18,786     21,411       26,449      33,506

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock. . . . . . . . . . . . .    15,000     27,000       31,000      54,000
    Preferred Stock . . . . . . . . . . .        57         57          114         115
                                           --------   --------     --------    --------

BALANCE AT END OF PERIOD . . . . . . . .   $278,881   $275,973     $278,881    $275,973
                                           ========   ========     ========    ========

The Company is a wholly owned subsidiary of American Electric Power Company, Inc.
See Notes to Consolidated Financial Statements.


              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $1,406,484     $1,402,062
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     512,270        484,327
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     976,612        958,318
  General . . . . . . . . . . . . . . . . . . . . . . . . .     334,538        333,949
  Construction Work in Progress . . . . . . . . . . . . . .      53,672         52,775
                                                             ----------     ----------

          Total Electric Utility Plant. . . . . . . . . . .   3,283,576      3,231,431

  Accumulated Depreciation. . . . . . . . . . . . . . . . .   1,425,987      1,384,242
                                                             ----------     ----------

          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .   1,857,589      1,847,189
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      38,436         37,080
                                                             ----------     ----------

CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,014          2,018
  Accounts Receivable . . . . . . . . . . . . . . . . . . .      39,291         45,511
  Accounts Receivable - Affiliated Companies. . . . . . . .       3,898          6,053
  Materials and Supplies. . . . . . . . . . . . . . . . . .      25,968         26,420
  Fuel Inventory. . . . . . . . . . . . . . . . . . . . . .      67,186         60,844
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .      18,825         16,978
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .     157,182        157,824
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .      52,450         47,180
                                                             ----------     ----------

DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . .      35,103         16,942
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $2,140,760     $2,106,215
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.


              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $18 Par Value:
    Authorized - 7,600,000 Shares

    Outstanding - 7,536,640 Shares. . . . . . . . . . . . .  $  135,660     $  135,660
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .     245,000        245,000
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     278,881        283,546
                                                             ----------     ----------
          TOTAL COMMON SHAREHOLDER'S EQUITY . . . . . . . .     659,541        664,206

PREFERRED STOCK . . . . . . . . . . . . . . . . . . . . . .       4,704          4,706
SWEPCO-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
 SUBORDINATED DEBENTURES OF SWEPCO. . . . . . . . . . . . .     110,000        110,000
Long-term Debt. . . . . . . . . . . . . . . . . . . . . . .     645,527        495,973
                                                             ----------     ----------

TOTAL CAPITALIZATION. . . . . . . . . . . . . . . . . . . .   1,419,772      1,274,885
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .         595         45,595
  Advances from Affiliates. . . . . . . . . . . . . . . . .      63,242        140,897
  Accounts Payable - General. . . . . . . . . . . . . . . .      78,896         60,689
  Accounts Payable - Affiliated Companies . . . . . . . . .      50,899         39,117
  Customer Deposits . . . . . . . . . . . . . . . . . . . .      15,037         14,236
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      15,900         24,374
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .      13,232          9,792
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      22,883         18,990
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     260,684        353,690
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     390,645        376,504

DEFERRED INVESTMENT TAX CREDITS . . . . . . . . . . . . . .      55,408         57,649

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .      14,251         43,487
                                                             ----------     ----------

          TOTAL DEFERRED CREDITS. . . . . . . . . . . . . .     460,304        477,640
                                                             ----------     ----------

CONTINGENCIES (Note 5)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $2,140,760     $2,106,215
                                                             ==========     ==========

See Notes to Consolidated Financial Statements.



              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIAREIS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended

                                    June 30,

                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,449       $ 33,506
  Adjustments for Non-Cash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    57,310         54,337
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    10,575         (7,018)
    Deferred Investment Tax Credits  . . . . . . . . . . . .    (2,241)        (2,282)
  Changes in Certain Assets and Liabilities:
    Accounts Receivable (net). . . . . . . . . . . . . . . .     8,375        (19,190)
    Fuel Inventory . . . . . . . . . . . . . . . . . . . . .    (6,342)       (20,547)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    29,989         (8,263)
    Taxes Accrued. . . . . . . . . . . . . . . . . . . . . .    (8,474)        17,614
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .   (18,218)           419
    Other Current Liabilities. . . . . . . . . . . . . . . .     3,892          1,629
    Other Deferred Credits . . . . . . . . . . . . . . . . .   (29,236)         5,317
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,008)          (497)
                                                              --------       --------
        Net Cash Flows From Operating Activities . . . . . .    71,071         55,025
                                                              --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (61,879)       (45,989)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,338)          (596)
                                                              --------       --------
        Net Cash Flows Used For Investing Activities . . . .   (66,217)       (46,585)
                                                              --------       --------

FINANCING ACTIVITIES:
  Redemption of Preferred Stock. . . . . . . . . . . . . . .        (1)            (1)
  Proceeds from Issuance of Long-term Debt . . . . . . . . .   149,367           -
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (45,450)        (1,635)
  Changes in Advances from Affiliates. . . . . . . . . . . .   (77,655)        46,649
  Dividends Paid on Common Stock . . . . . . . . . . . . . .   (31,000)       (54,000)
  Dividends Paid on Preferred Stock. . . . . . . . . . . . .      (119)          (114)
                                                              --------       --------
        Net Cash Flows Used For Financing Activities . . . .    (4,858)        (9,101)
                                                              --------       --------

Net Decrease in Cash and Cash Equivalents. . . . . . . . . .        (4)          (661)
Cash and Cash Equivalents at Beginning of Period . . . . . .     2,018          4,444
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  2,014       $  3,783
                                                              ========       ========


Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $20,711,000 and $26,152,000 and for income taxes was $14,270,000 and $18,031,000 in 2000 and
  1999, respectively.

See Notes to Consolidated Financial Statements.


              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

                                   (UNAUDITED)

1.      GENERAL

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's 1999 Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.      MERGER

        In June 2000 the merger of American Electric Power Company, Inc. and Central and South West Corporation, the parent company of Southwestern Electric Power Company, was completed. As part of the change in control, an adjustment to conform the Company's accounting for vacation pay accruals with American Electric Power's accounting policy was necessary.

        The effect of the conforming change in accounting was to reduce net assets by $4.5 million at December 31, 1999 and reduce net income by $0.6 million for the three months ended March 31, 2000 and by $0.2 million and $0.8 million for the three months and six months ended June 30, 1999, respectively.

        In connection with the merger, the regulatory commissions for the Company's retail jurisdictions approved settlement agreements that provides for, among other things, sharing net merger savings with customers over five to eight year periods after consummation of the merger through rate reduction riders or credits. In the event that actual net merger savings are less than the rate reductions, results of operations and cash flows will be adversely affected.

3.       TEXAS AND ARKANSAS RESTRUCTURING

         In June 1999 legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things:

o gives customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;

o provides for the recovery of regulatory assets and other stranded costs through securitization and non-bypassable wires charges;

o requires  reductions in nitrogen  oxide and sulfur  dioxide  emissions;

o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through  2001);

o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

     Delivery of electricity will continue to be the responsibility of the local electric transmission and distribution utility company at regulated prices. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

     In  1999   legislation   was  enacted  in  Arkansas  that  will  ultimately
restructure the electric utility industry (Arkansas Legislation). Major points of the Arkansas Legislation are:

o Retail competition begins January 1, 2002 but can be delayed until as late as June 30, 2003 by the Arkansas Public Service Commission
(Arkansas Commission).

o Transmission facilities must be operated by an independent system operator if owned by a company which also owns generation assets.

o        Rates will be frozen for one to three years.

o Market power issues will be addressed by the Arkansas Commission.

     The Company filed a business rate unbundling plan in Arkansas on June 30, 2000.

     The Company and its affiliated electric utilities which operate in Texas filed their business separation (unbundling) plan with the Public Utility Commission of Texas (Texas Commission) on January 10, 2000. The filing described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000 the Texas Commission ruled that the subsidiaries' plans were not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

         The Company's financial statements have historically reflected the effects of applying the requirements of Statement of Financial Accounting
Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation". Pursuant to those requirements, regulatory assets and liabilities had been recorded to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations are no longer cost-based rate regulated, it is required to apply the provisions of SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a regulated entity is required to write-off regulatory assets and liabilities related to operations that are no longer cost-based regulated, unless recovery of such amounts is provided through rates to be collected in a portion of the entity operations which continues to be regulated. Additionally, it is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         As a result of the scheduled deregulation of generation in Texas and Arkansas, the application of SFAS 71 for the generation portion of the Company's business in those state was discontinued in 1999. Since the Company does not expect to be able to recover generation-related regulatory assets, they were written off in 1999.

         An impairment analysis for generation assets under SFAS 121 was completed which concluded there was no accounting impairment of generation assets at the time the company ceased application of SFAS 71. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. The Company will test its generation assets for impairment under SFAS 121 when circumstances change.

         The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities without stranded costs any earnings in excess of the most recently approved cost of capital in its last rate case or the statutorily mandated 9.6% in SWEPCo's situation since it has not had a rate case since 1992 must either flow back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, the Company established a liability of $2.1 million for the 1999 estimated effect of the earnings cap under the Texas Legislation. The Texas Commission is required under the Texas Legislation to certify that the Company's calculation of excess earnings for 1999 is correct by September 30, 2000. The Company must dispose of the liability by the end of 2000.

        Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, the Company will file a final fuel reconciliation with the Texas Commission which reconciles their fuel costs through the period ending December 31, 2001. Any final fuel balances will be included in the 2004 true-up proceeding.

4.       FINANCING ACTIVITIES

        In March 2000, the Company sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month London Inter-Bank Overnight Rate (LIBOR) plus 0.23%. The initial rate set March 1, 2000 was 6.34%. Net proceeds of $149 million were used to refund $45 million of first mortgage bonds maturing April 1, 2000 and to repay a portion of outstanding short-term indebtedness.

        The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

5.       CONTINGENCIES

Lignite Mining Agreement Litigation

        The Company and Central Louisiana Electric Company, Inc. (CLECO) are each a 50% owner of Dolet Hills Power Station Unit 1 and jointly own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982, the Company and CLECO entered into a lignite mining agreement with the Dolet Hills Mining Venture (DHMV), a partnership for the mining and delivery of lignite from a portion of these reserves.

        In April 1997, the Company and CLECO sued DHMV and its partners in U.S. District Court for the Western District of Louisiana seeking to enforce various obligations of DHMV under the lignite mining agreement, including provisions relating to the quality of delivered lignite, pricing, and mine reclamation practices. In June 1997, DHMV filed an answer denying the allegations in the suit and filed a counterclaim asserting various contract-related claims against the Company and CLECO. The Company and CLECO have denied the allegations contained in the counterclaims. In January 1999, the Company and CLECO amended the claims against DHMV to include a request that the lignite mining agreement be terminated.

        In April 2000, the parties agreed to settle the litigation. As part of the settlement, DHMV's interest in the mining operations and related debt and other obligations will be purchased by the Company and CLECO. The closing date for the settlement is December 31, 2000. The court has stayed the litigation until January 2001 to give the parties time to consummate the settlement agreement.

        Management believes that the resolution of this matter will not have a material effect on the Company's results of operations, cash flows or financial condition.

NOx Reductions

        On April 19, 2000, the Texas Natural Resource Conservation Commission adopted regulations that require reductions in nitrogen oxide (NOx) emissions for existing permitted electric generating facilities in the East Texas Region. The Company's implementation date for the regulations is 2005.

        Preliminary estimates indicate that compliance with the NOx rule could result in required capital expenditures of approximately $151 million for the Company. Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless the depreciation of such costs are recovered from customers through regulated rates and/or reflected in the future market price of electricity when generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

Other

        The Company continues to be involved in other matters discussed in its 1999 Form 10-K.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
 ------------------------------------------------------------------------------

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND

                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         SWEPCO's net income was $2.6 million, or 12%, lower for the quarter and was $7.1 million, or 21%, lower for the six months ended June 30, 2000. The decreases resulted primarily from increased operating expenses and interest charges.

        Income statement line items which changed significantly were:

                                    Increase (Decrease)

                           Second Quarter     Year-to-Date

                           (in millions)   %  (in millions)   %

Operating Revenues . . . .     $ 30       12      $ 45       10
Fuel Expense . . . . . . .       22       24        35       21
Purchased Power. . . . . .        9       82        14       85
Other Operation Expense. .        4       12         8       12
Maintenance Expense. . . .       (1)      (5)        1        3
Taxes Other Than Federal
  Income Taxes . . . . . .       (3)     (20)       (9)     (28)
Federal Income Taxes . . .       (1)     (14)       (3)     (24)
Interest Charges . . . . .        1        6         2        6

         The increase in operating revenues resulted from higher fuel related revenues due to increased fuel and purchased power expenses and an increase in retail energy sales. Energy sales to retail customers increased 4% and 2% for the quarter and year-to-date periods, respectively, reflecting an increase in average customer usage.

         Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices and an increase in generation to meet the increased retail demand for electricity.

         The increase in purchased power expenses was primarily caused by an increase in firm energy contract purchases, increased capacity charges and increased economy energy purchases to meet the increased retail demand.

        Other operation expenses were higher due primarily to increased customer accounts expenses, increased insurance expenses, increased employee related expenses due to a change in the method of accruing vacation pay and increased regulatory and consulting expenses for a sales tax audit.

     A reduction in generating station maintenance activity caused the decrease in maintenance expenses in the second quarter. Depreciation and amortization expenses increased due to changes in depreciation rates associated with rate-related settlements in Arkansas and Louisiana in 1999.

     The decrease in taxes other than federal income taxes was due to a decrease in ad valorem taxes and franchise taxes. The decline in federal income taxes attributable to operations is the result of a decline in pre-tax book income.

Interest expense on long-term debt increased as a result of the issuance of unsecured floating rate notes in March 2000.

Interest on short-term borrowings for the six months ended June 30, 2000 increased $1.1 million due primarily to increases in the average outstanding balance of short-term borrowings.

FINANCIAL CONDITION

         Total plant and property additions for the year to date period were $62 million.

         In March 2000, the Company sold $150 million of unsecured floating rate notes. The notes have a two-year final maturity of March 1, 2002, but may be redeemed at par after one year. The interest rate will reset quarterly at the then current three-month London Inter-Bank Overnight Rate (LIBOR) plus 0.23%. The initial rate set March 1, 2000 was 6.34%. Net proceeds of $149 million were used to refund $45 million of first mortgage bonds maturing April 1, 2000 and to repay a portion of outstanding short-term indebtedness.

        The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

MARKET RISKS

         The  Company  has  certain   market  risks  inherent  in  its  business
activities from changes in interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in interest rates.

         The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.

OTHER MATTERS

NOx Reductions

        On April 19, 2000, the Texas Natural Resource Conservation Commission adopted regulations that require reductions in nitrogen oxide (NOx) emissions for existing permitted electric generating facilities in the East Texas Region. The Company's implementation date for the regulations is 2005.

        Preliminary estimates indicate that compliance with the NOx rule could result in required capital expenditures of approximately $151 million for the Company. Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the Company's preliminary estimate depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless the depreciation of such costs are recovered from customers through regulated rates and/or reflected in the future market price of electricity when generation is deregulated, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.



                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           -------------------    --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)

OPERATING REVENUES . . . . . . . . . . .   $130,742   $107,782     $227,277   $188,834
                                           --------   --------     --------   --------
OPERATING EXPENSES:
  Fuel . . . . . . . . . . . . . . . . .     47,207     29,208       75,787     52,343
  Purchased Power. . . . . . . . . . . .     22,455     12,474       37,348     20,768
  Other Operation. . . . . . . . . . . .     15,751     20,364       36,055     41,075
  Maintenance. . . . . . . . . . . . . .      5,045      6,282        9,907     10,460
  Depreciation and Amortization. . . . .     11,292     10,850       22,533     21,624
  Taxes Other Than Federal Income Taxes.      6,653      7,097       11,616     14,585
  Federal Income Taxes . . . . . . . . .      5,401      5,146        7,312      4,696
                                           --------   --------    ---------   --------

          TOTAL OPERATING EXPENSES . . .    113,804     91,421      200,558    165,551
                                           --------   --------    ---------   --------

OPERATING INCOME . . . . . . . . . . . .     16,938     16,361       26,719     23,283

NONOPERATING INCOME (LOSS) . . . . . . .     (3,149)        55       (3,239)       172
                                           --------   --------    ---------   --------

INCOME BEFORE INTEREST CHARGES . . . . .     13,789     16,416       23,480     23,455

INTEREST CHARGES . . . . . . . . . . . .      5,719      6,300       11,577     12,407
                                           --------   --------     --------   --------

NET INCOME . . . . . . . . . . . . . . .      8,070     10,116       11,903     11,048

PREFERRED STOCK DIVIDENDS REQUIREMENTS .         26         26           52         52
                                           --------   --------     --------   --------

EARNINGS APPLICABLE TO COMMON STOCK. . .   $  8,044   $ 10,090     $ 11,851   $ 10,996
                                           ========   ========     ========   ========

                         STATEMENTS OF RETAINED EARNINGS

                                   (UNAUDITED)

                                           Three Months Ended       Six Months Ended

                                                June 30,                June 30,
                                           ------------------     --------------
                                             2000      1999         2000        1999
                                             ----      ----         ----        ----
                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD
  AS PREVIOUSLY REPORTED. . . .. . . . .   $115,515  $111,470     $115,856    $117,189
CONFORMING CHANGE IN ACCOUNTING POLICY .     (2,966)   (2,624)      (2,614)     (2,249)
                                           --------  --------     --------    --------
ADJUSTED BALANCE AT BEGINNING OF PERIOD.    112,549   108,846      113,242     114,940

NET INCOME . . . . . . . . . . . . . . .      8,070    10,116       11,903      11,048

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock . . . . . . . . . . . .      4,500     7,000        9,000      14,000
    Preferred Stock. . . . . . . . . . .         26        26           52          52
                                           --------  --------     --------    --------

BALANCE AT END OF PERIOD . . . . . . . .   $116,093  $111,936     $116,093    $111,936
                                           ========  ========     ========    ========

The common stock of the Company is wholly owned by American Electric Power Company, Inc.
See Notes to Financial Statements.



                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

ASSETS

ELECTRIC UTILITY PLANT:
  Production. . . . . . . . . . . . . . . . . . . . . . . .  $  426,968     $  429,783
  Transmission. . . . . . . . . . . . . . . . . . . . . . .     230,340        220,479
  Distribution. . . . . . . . . . . . . . . . . . . . . . .     408,805        403,206
  General . . . . . . . . . . . . . . . . . . . . . . . . .     110,123        113,945
  Construction Work in Progress . . . . . . . . . . . . . .      26,944         15,131
                                                             ----------     ----------
          Total Electric Utility Plant. . . . . . . . . . .   1,203,180      1,182,544
  Accumulated Depreciation. . . . . . . . . . . . . . . . .     502,328        495,847
                                                             ----------     ----------
          NET ELECTRIC UTILITY PLANT. . . . . . . . . . . .     700,852        686,697
                                                             ----------     ----------

OTHER PROPERTY AND INVESTMENTS. . . . . . . . . . . . . . .      22,372         21,570
                                                             ----------     ----------

CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . . . . . . . .       4,065          3,810
  Accounts Receivable:
    Customers . . . . . . . . . . . . . . . . . . . . . . .      34,031         45,742
    Affiliated Companies. . . . . . . . . . . . . . . . . .       7,904          4,837
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . . . .      12,912         17,133
  Materials and Supplies. . . . . . . . . . . . . . . . . .      12,568         14,029
  Under-recovered Fuel Costs. . . . . . . . . . . . . . . .      20,007         14,652
  Prepayments . . . . . . . . . . . . . . . . . . . . . . .       4,468          2,883
                                                             ----------     ----------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . .      95,955        103,086
                                                             ----------     ----------

REGULATORY ASSETS . . . . . . . . . . . . . . . . . . . . .       9,220         16,687
                                                             ----------     ----------

DEFERRED CHARGES. . . . . . . . . . . . . . . . . . . . . .      11,449         20,108
                                                             ----------     ----------

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $  839,848     $  848,148
                                                             ==========     ==========

See Notes to Financial Statements.



                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                              June 30,     December 31,
                                                                2000           1999
                                                              --------     --------
                                                                   (in thousands)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common Stock - $25 Par Value:
    Authorized - 7,800,000 Shares

    Outstanding - 5,488,560 Shares. . . . . . . . . . . . .  $  137,214     $  137,214
  Paid-in Capital . . . . . . . . . . . . . . . . . . . . .       2,236          2,236
  Retained Earnings . . . . . . . . . . . . . . . . . . . .     116,093        113,242
                                                             ----------     ----------
          Total Common Shareholder's Equity . . . . . . . .     255,543        252,692

Preferred Stock . . . . . . . . . . . . . . . . . . . . . .       2,482          2,482
Long-term Debt. . . . . . . . . . . . . . . . . . . . . . .     263,760        263,686
                                                             ----------     ----------

          TOTAL CAPITALIZATION. . . . . . . . . . . . . . .     521,785        518,860
                                                             ----------     ----------

CURRENT LIABILITIES:
  Long-term Debt Due Within One Year. . . . . . . . . . . .        -            40,000
  Advances from Affiliates. . . . . . . . . . . . . . . . .      40,456         21,408
  Accounts Payable - General. . . . . . . . . . . . . . . .      47,167         39,611
  Accounts Payable - Affiliated Companies . . . . . . . . .      23,841         19,770
  Taxes Accrued . . . . . . . . . . . . . . . . . . . . . .      10,477         12,458
  Interest Accrued. . . . . . . . . . . . . . . . . . . . .       4,701          4,165
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      12,437         13,906
                                                             ----------     ----------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . .     139,079        151,318
                                                             ----------     ----------

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . .     147,204        148,992
                                                             ----------     ----------

INVESTMENT TAX CREDITS. . . . . . . . . . . . . . . . . . .      24,687         25,323
                                                             ----------     ----------

DEFERRED CREDITS. . . . . . . . . . . . . . . . . . . . . .       7,093          3,655
                                                             ----------     ----------

CONTINGENCIES (Note 5)

            TOTAL . . . . . . . . . . . . . . . . . . . . .  $  839,848     $  848,148
                                                             ==========     ==========

See Notes to Financial Statements.



                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Six Months Ended

                                    June 30,

                                                                2000           1999
                                                                ----           ----
                                                                   (in thousands)

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,903       $ 11,048
  Adjustments for Noncash Items:
    Depreciation and Amortization. . . . . . . . . . . . . .    22,959         22,086
    Deferred Income Taxes. . . . . . . . . . . . . . . . . .    (2,138)          (263)
    Investment Tax Credits . . . . . . . . . . . . . . . . .      (636)          (637)
  Changes in Assets and Liabilities:
    Accounts Receivable. . . . . . . . . . . . . . . . . . .     8,644          9,580
    Fuel, Materials and Supplies . . . . . . . . . . . . . .     5,682           (722)
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    11,627          4,511
    Accrued Taxes. . . . . . . . . . . . . . . . . . . . . .    (1,981)        (1,189)
    Fuel Recovery. . . . . . . . . . . . . . . . . . . . . .    (5,355)        (1,042)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .    13,905            270
                                                              --------       --------
        Net Cash Flows From Operating Activities . . . . . .    64,610         43,642
                                                              --------       --------

INVESTING ACTIVITIES:
  Construction Expenditures. . . . . . . . . . . . . . . . .   (32,470)       (25,527)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,878)        (2,295)
                                                              --------       --------
        Net Cash Flows Used For Financing Activities . . . .   (34,348)       (27,822)
                                                              --------       --------

FINANCING ACTIVITIES:
  Retirement of Long-term Debt . . . . . . . . . . . . . . .   (40,000)          -
  Change in Advances from Affiliates (net) . . . . . . . . .    19,048          4,536
  Dividends Paid on Common Stock . . . . . . . . . . . . . .    (9,000)       (14,000)
  Dividends Paid on Preferred Stock. . . . . . . . . . . . .       (55)           (52)
                                                              --------       --------
        Net Cash Flows Used For Financing Activities . . . .   (30,007)        (9,516)
                                                              --------       --------

Net Increase in Cash and Cash Equivalents. . . . . . . . . .       255          6,304
Cash and Cash Equivalents at Beginning of Period . . . . . .     3,810          2,093
                                                              --------       --------
Cash and Cash Equivalents at End of Period . . . . . . . . .  $  4,065       $  8,397
                                                              ========       ========


Supplemental Disclosure:
  Cash paid for interest net of capitalized amounts was $9,053,000 and $9,022,000 and for income taxes was $5,442,000 and $4,589,000 in 2000 and
  1999, respectively.

See Notes to Financial Statements.

                          WEST TEXAS UTILITIES COMPANY

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

1.      GENERAL

        The accompanying unaudited financial statements should be read in conjunction with the Company's 1999 Form 10-K. Certain prior-period amounts have been reclassified to conform to current-period presentation. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

2.      MERGER

         In June 2000 the merger of American Electric Power Company, Inc. and Central and South West Corporation, the parent company of West Texas Utilities Company, was completed. As part of the change in control, an adjustment to conform the Company's accounting for vacation pay accruals with American Electric Power's accounting policy was necessary.

        The effect of the conforming change in accounting was to reduce net assets by $2.6 million at December 31, 1999 and reduce net income by $0.4 million for the three months ended March 31, 2000 and by $0.2 million and $0.6 million for the three months and six months ended June 30, 1999, respectively.

         In connection with the merger, the Texas Commission approved a settlement agreement that provides for, among other things, sharing net merger savings with customers over six years after consummation of the merger through rate reduction riders. In the event that actual net merger savings are less than the rate reduction riders, results of operations and cash flows will be adversely affected.

3.       TEXAS RESTRUCTURING

    In 1999 legislation was signed into law in Texas that will restructure the electric utility industry (Texas Legislation). The Texas Legislation, among other things:

o gives customers of investor-owned utilities the opportunity to choose their electric provider beginning January 1, 2002;
o provides for the recovery of regulatory assets and other stranded costs through securitization and non-bypassable wires charges;

o        requires reductions in nitrogen oxide and sulfur dioxide emissions;

o provides a rate freeze until January 1, 2002 followed by a 6% rate reduction for residential and small commercial customers, an additional rate reduction for low-income customers and a number of customer protections;

o sets an earnings test for the three years of rate freeze (1999 through 2001);

o sets certain limits for ownership and control of generation capacity by companies; and

o requires a filing after January 10, 2004 to finalize stranded costs (2004 true-up proceeding) including final fuel recovery balances, regulatory assets, certain environmental costs, accumulated excess earnings and other issues.

     Delivery of electricity will continue to be the responsibility of the local regulated electric transmission and distribution utility company. Each electric utility must submit a plan to unbundle its business activities into a retail electric provider, a power generation company and a transmission and distribution utility.

     The Company and its affiliated electric utilities which operate in Texas filed their joint business separation (unbundling) plan with the Public Utility Commission of Texas (Texas Commission) on January 10, 2000. The filing described a financial and accounting functional separation but not a legal or structural separation, described how operations will be physically separated and the functions they will perform, described competitive energy services, and provided a code of conduct. In March 2000, the Texas Commission ruled that the subsidiaries' plans were not in compliance with the Texas Legislation and ordered revised plans be submitted to separate the generation business from the wires business in separate legal entities by January 1, 2002. In May 2000 a revised separation plan was filed, which the Texas Commission approved on July 7, 2000 in an interim order.

     The Company's financial statements have historically reflected the effects of applying the requirements of Statement of Financial Accounting Standards
(SFAS) 71, "Accounting for the Effects of Certain Types of Regulation". Pursuant to those requirements, regulatory assets and liabilities had been recorded to reflect the economic effect of cost-based regulation. When a company determines that its operations or a segment of its operations are no longer cost-based rate regulated, it is required to apply the provisions of SFAS 101 "Accounting for the Discontinuance of Application of Statement 71". Pursuant to those requirements and further guidance provided in the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue 97-4, a company is required to write-off regulatory assets and liabilities related to deregulated operations, unless recovery of such amounts is provided through rates to be collected in a portion of the company's operations which continues to be regulated. Additionally, it is required to determine if any plant assets are impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         As a result of the scheduled deregulation of generation in Texas, the application of SFAS 71 for the generation portion of the business was discontinued in 1999. Since the Company does not expect to be able to recover generation-related regulatory assets, they were written off in 1999.

     An impairment analysis for generation assets under SFAS 121 was completed which concluded there was no accounting impairment of generation assets at the time the Company ceased application of SFAS 71. An impairment analysis involves estimating future net cash flows arising from the use of an asset. If the undiscounted net cash flows exceed the net book value of the asset, then there is no impairment of the asset for accounting purposes. The Company will test its generation assets for impairment under SFAS 121 when circumstances change.

         The Texas Legislation also provides that each year during the 1999 through 2001 rate freeze period, electric utilities are subject to an earnings test. For electric utilities without stranded costs any earnings in excess of the most recently approved cost of capital in its last rate case must either flow back to customers or make capital expenditures, at no charge to customers, to improve transmission or distribution facilities or to improve air quality. As a result, the Company established a liability of $2.8 million for the 1999 estimated effect of the earnings cap under the Texas Legislation. The Texas Commission is required under the Texas Legislation to certify that the Company's calculation of excess earnings for 1999 is correct by September 30, 2000. The Company must dispose of the liability by the end of 2000.

        Beginning January 1, 2002, fuel costs will not be subject to Texas Commission fuel reconciliation proceedings. Consequently, the Company will file its final fuel reconciliation with the Texas Commission which reconciles its fuel costs through the period ending December 31, 2001. Any final fuel balances will be included in the 2004 true-up proceeding.

4.      FINANCING ACTIVITIES

        In April 2000 the Company retired $40 million of Series T, 7-1/2% first mortgage bonds at maturity.

        The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

5.      CONTINGENCIES

        The Company continues to be involved in matters discussed in its 1999 Form 10-K.

                          WEST TEXAS UTILITIES COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                   SECOND QUARTER 2000 vs. SECOND QUARTER 1999
                                       AND

                     YEAR-TO-DATE 2000 vs. YEAR-TO-DATE 1999

         Net income decreased $2 million to $8.1 million for the second quarter of 2000 and increased $0.9 million to $11.9 million for the six months ended June 30, 2000. A decrease in other operation expenses and interest expenses was mostly offset by a loss incurred in the second quarter with the phasing out of merchandise sales.

        Income statement line items which changed significantly were:

                                     Increase (Decrease)

                            Second Quarter     Year-to-Date

                            (in millions)   %  (in millions)   %

Operating Revenues . . . . .    $ 23       21      $38        20
Fuel Expense . . . . . . . .      18       62       23        45
Purchased Power Expense. . .      10       80       17        80
Other Operation Expense. . .      (5)     (23)      (5)      (12)
Taxes Other Than Federal
  Income Taxes . . . . . . .       -        -       (3)      (20)
Federal Income Taxes . . . .       -        -        3        56
Nonoperating Income. . . . .      (3)     N.M.      (3)      N.M.
Interest Charges . . . . . .      (1)      (9)      (1)       (7)

N.M. = Not Meaningful

         Operating revenues increased due in part to increased fuel-related revenues due primarily to higher fuel and purchased power expenses as discussed below. Due to the operation of a fuel clause mechanism in Texas, revenues are accrued to reflect fuel cost increases. Non-fuel revenues increased $6.6 million for the year-to-date period as a result of increased retail sales resulting from favorable weather conditions and a true-up adjustment under the final 1999 earnings cap filing required by the Texas Legislation.

         The increase in fuel expense was due to a rise in the average unit fuel costs resulting from an increase in the spot market price of natural gas.

         Purchased power expense increased due primarily to increased economy energy purchases.

         Other Operation expenses decreased due primarily to a reduction in transmission expenses that resulted from new prices for the Electric Reliability Council of Texas (ERCOT) transmission grid. Each year ERCOT establishes new rates to allocate the costs of the Texas transmission system to Texas electric utilities. The lower transmission expense was partially offset by increases in generation expense related to drought related conditions, outside services, regulatory services, and a change in the method of recording vacation expense.

         Taxes other than federal income taxes decreased due primarily to lower ad valorem and state franchise taxes. Federal income taxes attributable to operations increased due primarily to increased income. Nonoperating income decreased due primarily to the termination of merchandise sales and the costs of phasing out these sales. Interest charges decreased as a result of reduction in long-term borrowings.

        FINANCIAL CONDITION

        Total plant and property additions for the year to date period were $32 million. In April 2000 the Company retired $40 million of Series T, 7-1/2% first mortgage bonds at maturity.

         The Company has in the past, and may in the future, acquire outstanding debt and preferred stock securities in open market transactions.

MARKET RISKS

         The  Company  has  certain   market  risks  inherent  in  its  business
activities from changes in interest rates. Market risk represents the risk of loss that may impact the Company due to adverse changes in interest rates.

         The exposure to changes in interest rates from the Company's short-term and long-term borrowings at June 30, 2000 is not materially different than at December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

American Electric Power Company, Inc. ("AEP")

        A discussion of litigation regarding the Cook Nuclear Plant appearing under the caption "Shareholders' Litigation" in Part I - Note 9."Contingencies" is incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

AEP

        The annual meeting of shareholders  was held in Columbus,  Ohio on April
26, 2000. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following three matters, as indicated below:

        1. Election of nine directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director received the votes of shareholders as follows:

                                                         Number of Shares                  Number of

                       Nominee                               Voted For                 Votes Withheld

               John P. DesBarres                             154,751,346                   3,670,260
               E. Linn Draper, Jr.                           154,730,659                   3,690,947
               Robert W. Fri                                 154,701,286                   3,720,320
               Lester A. Hudson, Jr.                         154,730,472                   3,691,134
               Leonard J. Kujawa                             154,684,336                   3,737,270
               Donald G. Smith                               154,765,861                   3,655,745
               Linda Gillespie Stuntz                        154,732,029                   3,689,577
               Kathryn D. Sullivan                           154,625,005                   3,796,601
               Morris Tanenbaum                              154,584,762                   3,836,844
               Ronald Marsico                                     34,295

        2.     Approve the appointment by the Board of Directors of Deloitte & Touche LLP as
               independent auditors of AEP for the year 2000.
               The proposal was approved by a vote of the shareholders as follows:

               Votes FOR                                     153,696,363
               Votes AGAINST                                   1,250,752
               Votes ABSTAINED                                 3,474,491
               Broker NON-VOTES*                                       0

        3.     Approve the AEP 2000 Long-Term Incentive Plan.
               The proposal was approved by a vote of the shareholders as follows:

               Votes FOR                                     140,505,343
               Votes AGAINST                                  14,430,621
               Votes ABSTAINED                                 3,485,642
               Broker NON-VOTES*                                       0

                              *A non-vote  occurs when a nominee  holding shares
for a beneficial owner votes on one proposal, but does

        not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

Appalachian Power Company ("APCo")

        The annual meeting of stockholders was held on April 25, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following five persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                        Armando A. Pena
               Henry W. Fayne                             Joseph H. Vipperman
               William J. Lhota

        No other business was transacted at the meeting.

Indiana Michigan Power Company ("I&M")

        The annual meeting of stockholders was held on April 25, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 1,400,000 votes were cast FOR each of the following twelve persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               Karl G. Boyd                                  Armando A. Pena
               E. Linn Draper, Jr.                           John R. Sampson
               Jeffrey A. Drozda                             David B. Synowiec
               Henry W. Fayne                                Joseph H. Vipperman
               William J. Lhota                              William E. Walters
               Mark W. Marano                                Earl H. Wittkamper

        No other business was transacted at the meeting.

Ohio Power Company ("OPCo")

        The annual meeting of shareholders was held on May 2, 2000 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following five persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                           Armando A. Pena
               Henry W. Fayne                                Joseph H. Vipperman
               William J. Lhota

        No other business was transacted at the meeting.

Item 5.  Other Information.

AEP, AEP Generating Company ("AEGCo"), APCo, Columbus Southern Power Company ("CSPCo"), I&M, Kentucky Power Company ("KEPCo") and OPCo

        Reference is made to pages 29 and 30 of the Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 10-K") for a discussion of the remand of the federal ozone and particulate matter National Ambient Air Quality Standards by the U.S. Court of Appeals for the District of Columbia Circuit. In May 2000, the U.S. Supreme Court granted petitions of the U.S. Environmental Protection Agency, several states and the U.S. Chamber of Commerce seeking review of the Circuit Court's opinion.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        APCo, Central Power and Light Company ("CPL"), CSPCo, I&M, KEPCo, OPCo, Public Service Company of Oklahoma ("PSO"), Southwestern Electric Power Company ("SWEPCo") and West Texas Utilities Company ("WTU")

               Exhibit 12 - Computation of Consolidated Ratio of
                            Earnings to Fixed Charges.

        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KEPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 27 - Financial Data Schedule.

        (b)    Reports on Form 8-K:

        Companies Reporting  Date of Report Items Reported

        AEP, CSPCo and OPCo  May 8, 2000    Item 5. Other Events

                                            Item 7. Financial Statements and
                                                      Exhibits
        AEP                 June 15, 2000  Item 2. Acquisition or Disposition of
                                                   Assets

                                           Item 7. Financial Statements and
                                                   Exhibits




        AEGCo, APCo, CSPCo, I&M, KEPCo and OPCo
                            June 15, 2000
                                            Item 5. Other Events

                                            Item 7. Financial Statements and
                                                    Exhibits

        CPL, PSO, SWEPCo and WTU
                 June 15, 2000              Item 1. Changes in Control of
                                                     Registrant

                                    Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                      AMERICAN ELECTRIC POWER COMPANY, INC.



        By: /s/Armando A. Pena         By: /s/Leonard V. Assante
            ----------------------         ---------------------
                  Armando A. Pena              Leonard V. Assante
                  Treasurer                    Deputy Controller



                             AEP GENERATING COMPANY

                            APPALACHIAN POWER COMPANY

                         CENTRAL POWER AND LIGHT COMPANY

                         COLUMBUS SOUTHERN POWER COMPANY

                         INDIANA MICHIGAN POWER COMPANY

                             KENTUCKY POWER COMPANY

                               OHIO POWER COMPANY

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                          WEST TEXAS UTILITIES COMPANY

        By: /s/Armando A. Pena         By: /s/Leonard V. Assante
            -----------------------        ---------------------
                  Armando A. Pena              Leonard V. Assante
                  Vice President and           Deputy Controller
                  Treasurer



Date: August 11, 2000