Form 10-Q
period 2001-06-30
AEP GENERATING CO /OH/
filed 2001-08-14
CIK 857571

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended JUNE 30, 2001
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For The Transition Period from to

Commission     Registrant, State of Incorporation                         I.R. S. Employer
File Number    Address, and Telephone Number                              Identification No.
-----------    -----------------------------                              ------------------
1-3525         AMERICAN ELECTRIC POWER COMPANY, INC.                      13-4922640
               (A New York Corporation)
               1 Riverside Plaza, Columbus, Ohio  43215
               Telephone (614) 223-1000

0-18135        AEP GENERATING COMPANY (An Ohio Corporation)               31-1033833
               1 Riverside Plaza, Columbus, Ohio  43215
               Telephone (614) 223-1000

1-3457         APPALACHIAN POWER COMPANY (A Virginia Corporation)         54-0124790
               40 Franklin Road, Roanoke, Virginia  24011
               Telephone (540) 985-2300

0-346          CENTRAL POWER AND LIGHT COMPANY (A Texas Corporation)      74-0550600
               539 North Carancahua Street,
               Corpus Christi, Texas 78401-2802
               Telephone (361)881-5300

1-2680         COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)      31-4154203
               1 Riverside Plaza, Columbus, Ohio 43215
               Telephone (614) 223-1000

1-3570         INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)    35-0410455
               One Summit Square
               P.O. Box 60, Fort Wayne, Indiana  46801
               Telephone (219) 425-2111

1-6858         KENTUCKY POWER COMPANY (A Kentucky Corporation)            61-0247775
               1701 Central Avenue, Ashland, Kentucky  41101
               Telephone (800) 572-1141

1-6543         OHIO POWER COMPANY (An Ohio Corporation)                   31-4271000
               301 Cleveland Avenue S.W., Canton, Ohio  44701
               Telephone (330) 456-8173

0-343          PUBLIC SERVICE COMPANY OF OKLAHOMA                         73-0410895
               (An Oklahoma Corporation)
               212 East 6th Street, Tulsa, Oklahoma  74119-1212
               Telephone (918) 599-2000

1-3146         SOUTHWESTERN ELECTRIC POWER COMPANY                        72-0323455
               (A Delaware Corporation)
               428 Travis Street, Shreveport, Louisiana  71156-0001
               Telephone (318) 673-3000

0-340          WEST TEXAS UTILITIES COMPANY (A Texas Corporation)         75-0646790
               301 Cypress Street, Abilene, Texas 79601-5820
               Telephone (915) 674-7000

AEP Generating Company, Columbus Southern Power Company, Kentucky Power Company, Public Service Company of Oklahoma and West Texas Utilities Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                                  Yes      X        No
                                                        -------        ------

The number of shares outstanding of American Electric Power Company, Inc. Common Stock, par value $6.50, at July 31, 2001 was 322,201,830.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES

                                    FORM 10-Q

                       For The Quarter Ended June 30, 2001
                                    CONTENTS

                                                                                     Page
        Glossary of Terms                                                            i - iii
        Forward-Looking Information                                                  iv

   Part I.  FINANCIAL INFORMATION
     Items 1 and 2 Financial Statements and Management's Discussion and
           Analysis of Results of Operations:
             American Electric Power Company, Inc. and Subsidiary Companies:
                  Management's Discussion and Analysis of Results of Operations      A-1 - A-2
                  Consolidated Financial Statements                                  A-3 - A-7

             AEP Generating Company:
                  Management's Narrative Analysis of Results of Operations           B-1
                  Financial Statements                                               B-2 - B-5

             Appalachian Power Company, Inc. and Subsidiaries:
                  Management's Discussion and Analysis of Results of Operations      C-1 - C-2
                  Consolidated Financial Statements                                  C-3 - C-7

             Central Power and Light Company and Subsidiary:
                  Management's Discussion and Analysis of Results of Operations      D-1 - D-2
                  Consolidated Financial Statements                                  D-3 - D-6

             Columbus Southern Power Company and Subsidiaries:
                  Management's Narrative Analysis of Results of Operations           E-1 - E-2
                  Consolidated Financial Statements                                  E-3 - E-6

             Indiana Michigan Power Company and Subsidiaries:
                  Management's Discussion and Analysis of Results of Operations      F-1 - F-2
                  Consolidated Financial Statements                                  F-3 - F-7

             Kentucky Power Company
                  Management's Narrative Analysis of Results of Operations           G-1 - G-2
                  Financial Statements                                               G-3 - G-7

             Ohio Power Company and Subsidiaries:
                  Management's Discussion and Analysis of Results of Operations      H-1 - H-2
                  Consolidated Financial Statements                                  H-3 - H-7

             Public Service Company of Oklahoma and Subsidiaries:
                  Management's Narrative Analysis of Results of Operations           I-1 - I-2
                  Consolidated Financial Statements                                  I-3 - I-6

             Southwestern Electric Power Company and Subsidiaries:
                  Management's Discussion and Analysis of Results of Operations      J-1 - J-2
                  Consolidated Financial Statements                                  J-3 - J-6

             West Texas Utilities Company:
                  Management's Narrative Analysis of Results of Operations           K-1 - K-2
                  Financial Statements                                               K-3 - K-6


                        Footnotes to Financial Statements                            L-1 - L-12

     Item 2.        Registrants' Combined Management Discussion and Analysis of
                           Financial Condition, Contingencies  and Other Matters     M-1 - M-8
     Item 3.        Quantitative and Qualitative Disclosures About Market Risk       N-1 - N-2

   Part II.           OTHER INFORMATION
     Item 1.            Legal Proceedings                                            O-1
     Item 4.            Submission of Matters to a Vote of Security Holders          O-1 - O-3
     Item 5.            Other Information                                            O-3
     Item 6.            Exhibits and Reports on Form 8-K                             O-4
                               (a)  Exhibits
                                    Exhibit 12
                               (b)  Reports on Form 8-K

SIGNATURE                                                                            P-1

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

               Term                                Meaning
2004 True-up Proceeding............ A filing to be made after January 10, 2004 under the Texas Legislation to finalize the amount of stranded costs and the recovery of such costs.
AEGCo.............................. AEP Generating Company, an electric utility subsidiary of AEP.
AEP................................ American Electric Power Company, Inc.
AEP Consolidated................... AEP and its majority owned subsidiaries consolidated.
AEP Credit......................... AEP Credit, Inc., a subsidiary of AEP which factors accounts receivable and accrued utility revenues for affiliated and unaffiliated domestic electric utility companies.
AEP East electric operating
companies.......................... APCo, CSPCo, I&M, KPCo and OPCo.
AEPR............................... AEP Resources, Inc.
AEP System or the System........... The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries.
AEPSC.............................. American Electric Power Service Corporation, a service subsidiary providing management and professional services to AEP and its subsidiaries.
AEP Power Pool..................... AEP System Power Pool. Members are APCo, CSPCo, I&M, KPCo and OPCo.  The Pool shares the generation, cost of generation and resultant wholesale system sales of the member companies.
AEP West electric operating
companies.......................... CPL, PSO, SWEPCo and WTU.
AFUDC.............................. Allowance for funds used during construction, a noncash nonoperating income item that is capitalized and recovered through depreciation over the service life of domestic regulated electric utility plant.
Alliance RTO....................... Alliance Regional Transmission Organization, an ISO formed by AEP and four unaffiliated utilities.
Amos Plant......................... John E. Amos Plant, a 2,900 MW generation station jointly owned and operated by APCo and
                                            OPCo.
APCo............................... Appalachian Power Company, an AEP electric utility subsidiary.
Arkansas Commission................ Arkansas Public Service Commission.
Buckeye............................ Buckeye Power, Inc., an unaffiliated corporation.
CLECO.............................. Central Louisiana Electric Company, Inc., an unaffiliated corporation.
COLI............................... Corporate owned life insurance program.
Cook Plant......................... The Donald C. Cook Nuclear Plant, a two-unit, 2,110 MW nuclear plant owned by I&M.
CPL................................ Central Power and Light Company, an AEP electric utility subsidiary.
CSPCo.............................. Columbus Southern Power Company, an AEP electric utility subsidiary.
CSW...............................  Central and South West Corporation, a subsidiary of AEP.
CSW Energy......................... CSW Energy, Inc., an AEP subsidiary which invests in energy projects and builds power plants.
CSW International.................. CSW International, Inc., an AEP subsidiary which invests in energy projects and entities outside the United States.
D.C. Circuit Court................. The United States Court of Appeals for the District of Columbia Circuit.
DHMV............................... Dolet Hills Mining Venture.
DOE................................ United States Department of Energy.
ECOM............................... Excess Cost Over Market.
ENEC............................... Expanded Net Energy Costs.
EITF............................... The Financial Accounting Standards Board's Emerging Issues Task Force.
ERCOT.............................. The Electric Reliability Council of Texas.
EWGs............................... Exempt Wholesale Generators.
FASB............................... Financial Accounting Standards Board.
Federal EPA........................ United States Environmental Protection Agency.
FERC............................... Federal Energy Regulatory Commission.
FMB ............................... First Mortgage Bond.
FUCOs.............................. Foreign Utility Companies.


GAAP............................... Generally Accepted Accounting Principles.
HPL................................ Houston Pipe Line Company.
I&M................................ Indiana Michigan Power Company, an AEP electric utility subsidiary.
IPC................................ Installment Purchase Contract.
IRS................................ Internal Revenue Service.
IURC............................... Indiana Utility Regulatory Commission.
ISO................................ Independent system operator.
Joint Stipulation.................. Joint Stipulation and Agreement for Settlement of APCo's WV rate proceeding.
KPCo............................... Kentucky Power Company, an AEP electric utility subsidiary.
KPSC............................... Kentucky Public Service Commission.
KWH................................ Kilowatthour.
LIG................................ Louisiana Intrastate Gas.
Michigan Legislation............... The Customer Choice and Electricity Reliability Act, a Michigan law which provides for customer choice of electricity supplier.
Midwest ISO........................ An independent operator of transmission assets in the Midwest.
MLR................................ Member load ratio, the method used to allocate AEP Power Pool transactions to its members.
Money Pool......................... AEP System's Money Pool.
MPSC............................... Michigan Public Service Commission.
MTN................................ Medium Term Notes.
MW................................. Megawatt.
MWH................................ Megawatthour.
NEIL............................... Nuclear Electric Insurance Limited.
Nox................................ Nitrogen oxide.
Nox Rule........................... A final rules issued by Federal EPA which requires NOx reductions in 22 eastern states including seven of the states in which AEP companies operates.
NP................................. Notes Payable.
NRC................................ Nuclear Regulatory Commission.
Ohio Act........................... The Ohio Electric Restructuring Act of 1999.
Ohio EPA........................... Ohio Environmental Protection Agency.
OPCo..............................  Ohio Power Company, an AEP electric utility subsidiary.
OVEC............................... Ohio Valley Electric Corporation, an electric utility company in which AEP and  CSPCo own a
                                            44.2% equity interest.
PCBs............................... Polychlorinated Biphenyls.
PJM................................ Pennsylvania - New Jersey - Maryland regional transmission organization.
PRP..............................   Potentially Responsible Party.
PSO................................ Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO............................... The Public Utilities Commission of Ohio.
PUCT............................... The Public Utility Commission of Texas.
PUHCA.............................. Public Utility Holding Company Act of 1935, as amended.
PURPA.............................. The Public Utility Regulatory Policies Act of 1978.
RCRA............................... Resource Conservation and Recovery Act of 1976, as amended.
Registrant Subsidiaries............ AEP subsidiaries who are SEC registrants; AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO,
                                            SWEPCo and WTU.
Rockport Plant..................... A generating plant, consisting of two 1,300 MW coal-fired generating units near Rockport,
                                            Indiana owned by AEGCo and I&M.
RTO................................ Regional Transmission Organization.
SEC................................ Securities and Exchange Commission.
SFAS............................... Statement of Financial Accounting Standards issued by the Financial Accounting Standards
                                            Board.
SFAS 71............................ Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain
                                                                                        -------------------------------------
                                            Types of Regulation.
                                            -------------------
SFAS 101........................... Statement of Financial Accounting Standards No. 101, Accounting for the Discontinuance of
                                                                                         ------------------------------------
                                            Application of Statement 71.


SFAS 121........................... Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                                                                                         --------------------------------
                                            Long-Lived Assets and for Long-Lived Assets to be Disposed of.
                                            --------------------------------------------------------------
SFAS 133........................... Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments
                                                                                         -------------------------------------
                                            and Hedging Activities.
                                            -----------------------
SNF................................ Spent Nuclear Fuel.
SPP................................ Southwest Power Pool.
STP................................ South Texas Project Nuclear Generating Plant, owned 25.2% by Central Power and Light
                                            Company, an AEP electric utility subsidiary .
STPNOC............................. South Texas Project Nuclear Operating Company, a non-profit Texas corporation which operates
                                            STP on behalf of its joint owners including CPL.
Superfund.........................  The Comprehensive Environmental, Response, Compensation and Liability Act.
SWEPCo............................. Southwestern Electric Power Company, an AEP electric utility subsidiary.
Texas Appeals Court................ The Third District of Texas Court of Appeals.
Texas Restructuring Legislation.... Legislation enacted in 1999 to restructure the electric utility industry in Texas.
Travis District Court.............. State District Court of Travis County, Texas.
TVA ............................... Tennessee Valley Authority.
U.K................................ The United Kingdom.
UN................................. Unsecured Note.
VaR................................ Value at Risk, a method to quantify risk exposure.
Virginia SCC....................... Virginia State Corporation Commission.
WV................................. West Virginia.
WVPSC.............................. Public Service Commission of West Virginia.
WPCo............................... Wheeling Power Company, an AEP electric distribution subsidiary.
WTU................................ West Texas Utilities Company, an AEP electric utility subsidiary.
Yorkshire.......................... Yorkshire Electricity Group plc, a U.K. regional electricity company owned jointly by AEP and New Century Energies.
Zimmer Plant....................... William H. Zimmer Generating Station, a 1,300 MW coal-fired unit owned 25.4% by Columbus
                                            Southern Power Company, an AEP subsidiary.

     FORWARD-LOOKING INFORMATION

     This report made by AEP and certain of its subsidiaries contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and each of its subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

        o Electric load and customer growth.
        o Abnormal weather conditions.
        o Available sources and costs of fuels.
        o Availability of generating capacity.
        o The speed and degree to which competition is introduced to our power generation business.
        o The structure and timing of a competitive market and its impact on energy prices or fixed rates.
        o The ability to recover stranded costs in connection with possible/proposed deregulation of generation.
        o New legislation and government regulations.
        o The ability of AEP to successfully control its costs.
        o The success of new business ventures.
        o International developments affecting AEP's foreign investments.
        o The economic climate and growth in AEP's service territory.
        o Inflationary trends.
        o Electricity and gas market prices.
        o Interest rates
        o Other risks and unforeseen events.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000
        Net income increased by $241 million or 75 cents per share for the quarter and by $367 million or $1.13 per share year-to-date predominately due to strong performance from the wholesale business. Benefiting from an increased contribution from wholesale natural gas trading activities and the favorable impact of the return to service of the Cook Plant, the earnings from our wholesale business increased 116 percent over the same quarter last year. The effects of deregulation resulted in a $57 million unfavorable variance between periods from extraordinary items, and this factor partially offsets our improved wholesale business results.
        Income statement line items which changed significantly were:

                                                             Increase (Decrease)
                                                             -------------------
                                                 Second Quarter                Year-to-Date
                                           (in millions)         %     (in millions)        %
                                           -------------         -     -------------        -
Revenues                                       $6,391            78       $14,439          101
Fuel and Purchase Power Expense                 6,049            96        13,804          129
Maintenance and Other Operation Expense            89            10           191           11
Writeoff of Merger-Related Costs                 (154)          (96)         (149)         (93)
Other Income (Loss), net                           27           N.M.           89          241
Interest and Preferred Dividends                  (28)          (10)          (12)          (2)
Income Taxes                                      121           233           214          166
Extraordinary Items                               (57)          N.M.          (57)         N.M.

N.M. = Not Meaningful

         The increase in revenues was due to a substantial increase in electric and gas trading volumes and wholesale energy sales. Wholesale natural gas trading volume for the quarter was 774 billion cubic feet, a 178 percent increase from second-quarter 2000 volume of 278 million cubic feet. Electric trading volume for the quarter increased 16 percent to 121 million MWH and the average price per KWH increased 35%. In the first half of 2001, the average price per KWH sold and purchased moved upward reflecting market conditions during a period of high volatility in prices, especially natural gas. The increase in electric trading volume is primarily from:
        o continued expansion of our trading team
        o increased liquidity in the markets where we trade
The increase in gas trading volume is from:
        o continued expansion of our trading team
        o HPL acquisition on June 1, 2001
        o expansion into markets where  we have not traded historically
         Our fuel and purchased power expense increased due to increased trading volume, particularly gas, and an increase in generation. Our generation increased 3% in 2001 due mainly to the return to service in June 2000 and December 2000 of Cook Plant's two generating units.

         Our maintenance and other operation expense increased largely as a result of additional traders' incentive compensation and costs associated with the development of gas-fired plants. This increase was offset, in part, by no longer incurring expenditures to prepare the Cook Plant units for restart following an extended outage. Revenues from project fees offset the charges for development costs thus not adversely affecting net income.
         The write-off of deferred merger costs in 2000 included transaction and transition costs not recoverable from ratepayers under regulatory commission approved settlement agreements.
         In March 2001, we completed the sale of Frontera, one of the generating plants required to be divested under FERC - approved merger settlement agreements. The sale resulted in a $73 million gain recorded in other income for the year-to-date period.
         Our interest and preferred dividends decreased primarily because of lower average outstanding short-term debt balances and a decrease in average short-term interest rates.
        Our income taxes increased due to an increase in pre-tax income.
        In the second quarter of 2001 we recorded an extraordinary loss for $48 million net of tax to write-off stranded prepaid Ohio excise taxes (See Note 2). We discontinued the application of regulatory accounting for generation in Virginia and West Virginia during the second quarter of 2000 which resulted in an after tax extraordinary gain of $9 million in 2000.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per-share amounts)
                                   (UNAUDITED)

                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                        2001               2000                 2001              2000
                                                        ----               ----                 ----              ----
REVENUES                                              $14,528             $8,137             $28,693            $14,254
                                                      -------             ------             -------            -------

EXPENSES:
   Fuel and Purchased Power                            12,367              6,318              24,469             10,665
   Maintenance and Other Operation                        959                870               1,912              1,721
   Non-recoverable Merger Costs                             7                161                  12                161
   Depreciation and Amortization                          354                305                 690                625
   Taxes Other Than Income Taxes                          169                175                 337                346
                                                          ---                ---                 ---                ---
          TOTAL EXPENSES                               13,856              7,829              27,420             13,518
                                                       ------              -----              ------             ------

OPERATING INCOME                                          672                308               1,273                736

OTHER INCOME (LOSS), net                                   22                 (5)                126                 37
                                                           --                 --                 ---                 --
INCOME BEFORE INTEREST, PREFERRED
  DIVIDENDS AND INCOME TAXES                              694                303               1,399                773

INTEREST AND PREFERRED DIVIDENDS                          241                269                 510                522
                                                          ---                ---                 ---                ---

INCOME BEFORE INCOME TAXES                                453                 34                 889                251

INCOME TAXES                                              173                 52                 343                129
                                                          ---                 --                 ---                ---

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   280                (18)                546                122

EXTRAORDINARY GAIN (LOSS):
  EFFECTS OF DEREGULATION                                 (48)                 9                 (48)                 9
                                                          ---                  -                 ---                  -

NET INCOME (LOSS)                                    $    232           $     (9)           $    498              $ 131
                                                     ========           ========            ========              =====

AVERAGE NUMBER OF SHARES OUTSTANDING                      322                322                 322                322
                                                          ===                ===                 ===                ===

EARNINGS (LOSS) PER SHARE:
   Income (Loss) Before Extraordinary Item             $ 0.87             $(0.06)             $ 1.69              $0.38
   Extraordinary Gain (Loss)                            (0.15)              0.03               (0.15)              0.03
                                                       ------             ------               -----               ----
   Earnings (Loss) Per Share (Basic and Dilutive)       $0.72             $(0.03)              $1.54              $0.41
                                                        =====             ======               =====              =====

CASH DIVIDENDS PAID PER SHARE                           $0.60              $0.60               $1.20              $1.20
                                                        =====              =====               =====              =====

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  June 30, 2001        December 31, 2000
                                                                  -------------        -----------------
                                                                              (in millions)
ASSETS
------
CURRENT ASSETS:
    Cash and Cash Equivalents                                         $    212                    $ 437
    Accounts Receivable (net)                                            2,532                    3,699
    Energy Trading Contracts                                            11,720                   16,627
    Other                                                                1,688                    1,268
                                                                         -----                    -----

       TOTAL CURRENT ASSETS                                             16,152                   22,031
                                                                        ------                   ------

PROPERTY, PLANT AND EQUIPMENT:
   Electric:
     Production                                                         16,553                    16,328
     Transmission                                                        6,145                     5,609
     Distribution                                                       10,973                    10,843
   Other (including gas and coal mining assets and nuclear fuel)         4,192                     4,077
   Construction Work in Progress                                           988                     1,231
                                                                           ---                     -----
       Total Property, Plant and Equipment                              38,851                    38,088
   Accumulated Depreciation and Amortization                            15,984                    15,695
                                                                        ------                    ------

       NET PROPERTY, PLANT AND EQUIPMENT                                22,867                    22,393
                                                                        ------                    ------

REGULATORY ASSETS                                                        3,716                     3,698
                                                                         -----                     -----

INVESTMENTS IN POWER AND COMMUNICATIONS PROJECTS                           521                       782
                                                                           ---                       ---

GOODWILL (net of amortization)                                           1,300                     1,382
                                                                         -----                     -----

LONG-TERM ENERGY TRADING CONTRACTS                                       3,166                     1,620
                                                                         -----                     -----

OTHER ASSETS                                                             2,505                     2,642
                                                                         -----                     -----

          TOTAL                                                        $50,227                   $54,548
                                                                       =======                   =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  June 30, 2001       December 31, 2000
                                                                  -------------       -----------------
                                                                                (in millions)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                                      $1,252                   $2,627
  Short-term Debt                                                        4,055                    4,333
  Long-term Debt Due Within One Year                                     1,024                    1,152
  Energy Trading Contracts                                              11,394                   16,801
  Other                                                                  1,925                    2,154
                                                                         -----                    -----

       TOTAL CURRENT LIABILITIES                                        19,650                   27,067
                                                                        ------                   ------

LONG-TERM DEBT                                                          10,609                    9,602
                                                                        ------                    -----

CERTAIN SUBSIDIARY OBLIGATED, MANDATORILY REDEEMABLE,
  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY
  JUNIOR SUBORDINATED DEBENTURES OF SUCH SUBSIDIARIES                      322                      334
                                                                           ---                      ---

DEFERRED INCOME TAXES                                                    4,914                    4,875
                                                                         -----                    -----

DEFERRED INVESTMENT TAX CREDITS                                            510                      528
                                                                           ---                      ---

DEFERRED GAIN ON SALE AND LEASEBACK -
  ROCKPORT PLANT UNIT 2                                                    199                      203
                                                                           ---                      ---

LONG-TERM ENERGY TRADING CONTRACTS                                       2,965                    1,381
                                                                         -----                    -----

DEFERRED CREDITS AND REGULATORY LIABILITIES                                986                      637
                                                                           ---                      ---

OTHER NONCURRENT LIABILITIES                                             1,763                    1,706
                                                                         -----                    -----

CUMULATIVE PREFERRED STOCKS OF SUBSIDIARIES                                161                      161
                                                                           ---                      ---

CONTINGENCIES (Note 8)

COMMON SHAREHOLDERS' EQUITY Common Stock-Par Value $6.50:
                                     2001                 2000
                                     ----                 ----
      Shares Authorized. . . . . 600,000,000     600,000,000
      Shares Issued. . . . . . . 331,201,100     331,019,146
      (8,999,992 shares were held in treasury at June 30, 2001
      and December 31, 2000)                                             2,153                    2,152
  Paid-in Capital                                                        2,916                    2,915
  Accumulated Other Comprehensive Income (Loss)                           (131)                    (103)
  Retained Earnings                                                      3,210                    3,090
                                                                         -----                    -----

          TOTAL COMMON SHAREHOLDERS' EQUITY                              8,148                    8,054
                                                                         -----                    -----

              TOTAL                                                    $50,227                  $54,548
                                                                       =======                  =======

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                   2001             2000
                                                                   ----             ----
                                                                        (in millions)
OPERATING ACTIVITIES:
   Net Income                                                    $ 498             $   131
   Adjustments for Noncash Items:
    Depreciation and Amortization                                  709                 666
    Deferred Federal Income Taxes                                   19                  19
    Deferred Investment Tax Credits                                (17)                (17)
    Amortization of Deferred Property Taxes                         82                  79
    Amortization of Cook Plant Restart Costs                        20                  20
    Deferred Costs Under Fuel Clause Mechanisms                     50                (164)
    Extraordinary Gain (Loss) - Effects of Deregulation             48                  (9)
  Changes in Certain Current Assets and Liabilities:
    Accounts Receivable (net)                                    1,154                (475)
    Fuel, Materials and Supplies                                  (108)                 73
    Accrued Utility Revenues                                       (84)               (108)
    Accounts Payable                                            (1,643)                311
    Taxes Accrued                                                   39                (205)
    Customer Deposits                                              (39)                  7
Other (net)                                                        (89)                 41
                                                                   ---                  --
          Net Cash Flows From Operating Activities                 639                 369
                                                                   ---                 ---

INVESTING ACTIVITIES:
    Construction Expenditures                                     (819)               (808)
    Purchase of Houston Pipe Line                                 (727)                 -
    Sale of Yorkshire                                              383                  -
    Sale of Frontera                                               265                  -
    Other                                                         (276)                (60)
                                                                  ----                 ---
          Net Cash Flows Used For Investing Activities          (1,174)               (868)
                                                                ------                ----

FINANCING ACTIVITIES:
  Issuance of Common Stock                                           9                  12
  Issuance of Long-term Debt                                     1,388                 751
  Change in Short-term Debt (net)                                 (233)              1,104
  Retirement of Long-term Debt                                    (463)             (1,239)
  Dividends Paid on Common Stock                                  (387)               (419)
                                                                  ----                ----
            Net Cash Flows From Financing Activities               314                 209
                                                                   ---                 ---

Effect of Exchange Rate Change on Cash                              (4)                 (7)
                                                                    --                  --

Net Decrease in Cash and Cash Equivalents                         (225)               (297)
Cash and Cash Equivalents at Beginning of Period                   437                 609
                                                                   ---                 ---
Cash and Cash Equivalents at End of Period                       $ 212             $   312
                                                                 =====             =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $342 million and $471 million and for income taxes was $107 million and $206 million in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $21 million and $50 million in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

         AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                                             Accumulated Other
                                                   Common       Paid-in       Retained       Comprehensive
                                                   Stock        Capital       Earnings       Income (Loss)       Total
                                                   -----        -------       --------       -------------       -----
                                                                            (in millions)
JANUARY 1, 2000                                    $2,149       $2,898          $3,630               $(4)       $8,673
Issuance of Common Stock                                2           10                                              12
Common Stock Dividends                                                           (419)                            (419)
Other                                                              (46)                                            (46)
                                                                                                                   ---
                                                                                                                 8,220
Comprehensive Income:
   Other Comprehensive Income, Net of Taxes
     Currency Translation Adjustment                                                                (115)         (115)
     Unrealized Loss on Securities                                                                    20            20
     Minimum Pension Liability                                                                        (2)           (2)
   Net Income                                                                      131                             131
                                                                                                                   ---
     Total Comprehensive Income                                                                                     34
                                                 --------     --------        --------            ------            --

JUNE 30, 2000                                      $2,151       $2,862          $3,342             $(101)       $8,254
                                                   ======       ======          ======             =====        ======



JANUARY 1, 2001                                    $2,152       $2,915         $3,090              $(103)       $8,054
Issuance of Common Stock                                1            8                                               9
Common Stock Dividends                                                           (387)                            (387)
Other                                                               (7)             9                                2
                                                                                                                     -
                                                                                                                 7,678
Comprehensive Income:
  Other Comprehensive Income, Net of Taxes
      Currency Translation Adjustment                                                                (53)          (53)
      Unrealized Gain on Hedged Derivatives                                                           31            31
      Minimum Pension Liability                                                                       (6)           (6)
   Net Income                                                                     498                              498
                                                                                                                   ---
     Total Comprehensive Income                                                                                    470
                                                 --------     --------       --------             ------        ------

JUNE 30, 2001                                      $2,153       $2,916         $3,210              $(131)       $8,148
                                                   ======       ======         ======              =====        ======

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000
        Operating revenues are derived from the sale of Rockport Plant energy and capacity to two affiliated companies pursuant to FERC approved long-term unit power agreements. The unit power agreements provide for recovery of costs including a FERC approved rate of return on common equity and a return on other capital.
        The increase in net income of $0.4 million or 25% for the quarter resulted primarily from an adjustment to the power bills to reflect the resolution of a tax issue. Net income for the year-to-date period declined $0.1 million or 1% primarily as a result of a final true-up billing in January 2000 to an unaffiliated utility whose unit power purchase contract expired on December 31, 1999.
        Income statement line items which changed significantly were:

                                                                                     Increase (Decrease)
                                                                                     -------------------
                                                                   Second Quarter                            Year-to-Date
                                                             (in millions)           %               (in millions)           %
                                                             -------------           -               -------------           -
Operating Revenues                                                $(4.7)             (8)                  $(1.1)            (1)
Fuel Expense                                                       (5.8)            (22)                   (2.6)            (5)
Other Operation Expense                                             0.4              21                     0.3              5
Maintenance Expense                                                 0.8              25                     0.2              4
Taxes Other Than Federal Income Taxes                              (0.5)            (43)                    1.5             68
Interest Charges                                                   (0.3)            (29)                   (0.4)           (23)

        The decrease in operating revenues resulted primarily from a decrease in recoverable expenses especially fuel. The Rockport Plant underwent scheduled maintenance outages in the second quarter of 2001. In 2000, maintenance outages occurred in the first quarter.
        Fuel expense decreased due to a decline in generation reflecting the length of outages in the second quarter 2001 and lower average fuel cost.
        Other operation and maintenance expense increased due to more extensive outages during the second quarter 2001 for boiler maintenance and repair.
        The decline in taxes other than federal income taxes for the quarter resulted from a decrease in an accrual for state taxes as a result of a revised taxable income estimate. Taxes other than federal income taxes for the year-to-date period increased due to the accrual of state income taxes based on an estimate of higher taxable income for 2001.
        Reductions in variable interest rates, reflecting market conditions, produced the decrease in interest charges.


                             AEP GENERATING COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended June 30,                Six Months Ended June 30,
                                                    2001                2000                 2001             2000
                                                    ----                ----                 ----             ----
                                                                                (in thousands)
OPERATING REVENUES                                 $52,217             $56,928              $112,724          $113,794
                                                   -------             -------              --------          --------

OPERATING EXPENSES:
   Fuel                                             20,261              26,048                47,906            50,483
   Rent - Rockport Plant Unit 2                     17,070              17,070                34,141            34,141
   Other Operation                                   2,368               1,956                 5,326             5,054
   Maintenance                                       3,971               3,166                 5,897             5,681
   Depreciation                                      5,602               5,541                11,188            11,046
   Taxes Other Than Federal Income Taxes               641               1,124                 3,769             2,250
   Federal Income Taxes                                422                 277                   808               998
                                                       ---                 ---                   ---               ---

           TOTAL OPERATING EXPENSES                 50,335              55,182               109,035           109,653
                                                    ------              ------               -------           -------

OPERATING INCOME                                     1,882               1,746                 3,689             4,141

NONOPERATING INCOME                                    887                 900                 1,749             1,769
                                                       ---                 ---                 -----             -----

INCOME BEFORE INTEREST CHARGES                       2,769               2,646                 5,438             5,910

INTEREST CHARGES                                       706                 993                 1,395             1,812
                                                       ---                 ---                 -----             -----

NET INCOME                                         $ 2,063             $ 1,653            $    4,043        $    4,098
                                                   =======             =======            ==========        ==========

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                         Three Months Ended June 30,            Six Months Ended June 30,
                                            2001                2000                2001             2000
                                            ----                ----                ----             ----
                                                                       (in thousands)

BALANCE AT BEGINNING OF PERIOD             $10,743            $4,183             $ 9,722          $ 3,673

NET INCOME                                   2,063             1,653               4,043            4,098

CASH DIVIDENDS DECLARED                        959              -                  1,918            1,935
                                               ---            ------               -----            -----

BALANCE AT END OF PERIOD                   $11,847            $5,836             $11,847           $5,836
                                           =======            ======             =======           ======

The common stock of AEGCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                             June 30, 2001       December 31, 2000
                                                             -------------       -----------------
                                                                           (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                     $636,583               $635,215
   General                                                           2,991                  2,795
   Construction Work in Progress                                     3,471                  4,292
                                                                     -----                  -----
        Total Electric Utility Plant                               643,045                642,302
   Accumulated Depreciation                                        325,671                315,566
                                                                   -------                -------
NET ELECTRIC UTILITY PLANT                                         317,374                326,736
                                                                   -------                -------

OTHER PROPERTY AND INVESTMENTS                                         119                      6
                                                                       ---                      -

CURRENT ASSETS:
   Cash and Cash Equivalents                                           791                  2,757
   Accounts Receivable:
      Affiliated Companies                                          17,852                 21,374
      Miscellaneous                                                    150                  2,341
   Fuel - at average cost                                           18,621                 11,006
   Materials and Supplies - at average cost                          4,008                  3,979
   Prepayments                                                          63                    145
                                                                        --                    ---
TOTAL CURRENT ASSETS                                                41,485                 41,602
                                                                    ------                 ------

REGULATORY ASSETS                                                    5,384                  5,504
                                                                     -----                  -----

DEFERRED CHARGES                                                     2,392                    754
                                                                     -----                    ---

TOTAL ASSETS                                                      $366,754               $374,602
                                                                  ========               ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             June 30, 2001       December 31, 2000
                                                             -------------       -----------------
                                                                           (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - Par Value $1,000:
      Authorized and Outstanding - 1,000 Shares                    $ 1,000               $  1,000
   Paid-in Capital                                                  23,434                 23,434
   Retained Earnings                                                11,847                  9,722
                                                                    ------                  -----
        Total Common Shareowner's Equity                            36,281                 34,156
   Long-term Debt                                                   44,812                  -
                                                                    ------                  -
        TOTAL CAPITALIZATION                                        81,093                 34,156
                                                                    ------                 ------

OTHER NONCURRENT LIABILITIES                                                                  358
                                                                                              ---
                                                                       358

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                 -                    44,808
   Advances from Affiliates                                         15,165                 28,068
   Accounts Payable:
      General                                                        9,313                  6,109
      Affiliated Companies                                          11,372                  7,724
   Taxes Accrued                                                    10,826                  4,993
   Rent Accrued - Rockport Plant Unit 2                              4,963                  4,963
   Other                                                             2,077                  4,443
                                                                     -----                  -----
TOTAL CURRENT LIABILITIES                                           53,716                101,108
                                                                    ------                -------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT PLANT UNIT 2        119,403                122,188
                                                                   -------                -------

REGULATORY LIABILITIES:
   Deferred Investment Tax Credit                                   58,045                 59,718
   Amounts Due to Customers for Income Taxes                        22,661                 23,996
                                                                    ------                 ------
        TOTAL REGULATORY LIABILITIES                                80,706                 83,714
                                                                    ------                 ------

DEFERRED INCOME TAXES                                               31,328                 32,928
                                                                    ------                 ------

DEFERRED CREDITS                                                       150                    150
                                                                       ---                    ---

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                              $366,754               $374,602
                                                                  ========               ========

See Notes to Financial Statements beginning on page L-1.

                             AEP GENERATING COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                          2001            2000
                                                                                          ----            ----
                                                                                            (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                           $  4,043         $  4,098
   Adjustments for Noncash Items:
     Depreciation                                                                         11,188           11,046
     Deferred Federal Income Taxes                                                        (2,935)          (2,769)
     Deferred Investment Tax Credits                                                      (1,673)          (1,674)
     Amortization of Deferred Gain on Sale and Leaseback - Rockport Plant Unit 2          (2,785)          (2,785)
     Deferred Property Taxes                                                              (1,829)          (1,648)
   Changes in Certain Current Assets and Liabilities:
     Accounts Receivable                                                                   5,713            3,343
     Fuel, Materials and Supplies                                                         (7,644)          (1,593)
     Accounts Payable                                                                      6,852          (15,562)
     Taxes Accrued                                                                         5,833            2,533
   Other (net)                                                                            (2,371)          (1,270)
                                                                                          ------           ------

           Net Cash Flow From (Used For) Operating Activities                             14,392           (6,281)
                                                                                          ------           ------

INVESTING ACTIVITIES - Construction Expenditures                                          (1,537)          (2,295)
                                                                                          ------           ------

FINANCING ACTIVITIES:
     Return of Capital to Parent Company                                                     -             (2,935)
     Change in Short-term Debt (net)                                                         -            (24,700)
     Change in Advances from Affiliates (net)                                            (12,903)          37,870
     Dividends Paid                                                                       (1,918)          (1,935)
                                                                                          ------           ------
           Net Cash Flows From (Used For) Financing Activities                           (14,821)           8,300
                                                                                         -------            -----

Net Decrease in Cash and Cash Equivalents                                                 (1,966)            (276)
Cash and Cash Equivalents at Beginning of Period                                           2,757              317
                                                                                           -----              ---
Cash and Cash Equivalents at End of Period                                             $     791         $     41
                                                                                       =========         ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $1,143,000 and $1,619,000 and for income taxes was $1,350,000 and $3,129, 000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Net income decreased $2.8 million or 7% for the quarter due to the effect of an extraordinary gain recorded in 2000 for the discontinuance of regulatory accounting partially offset by favorable wholesale business performance. Net income increased $11.4 million or 13% for the year-to-date period primarily due to growth in and strong performance by the wholesale business.
        Income statement line items which changed significantly were:

                                            Increase (Decrease)
                                            -------------------
                                 Second Quarter               Year-to-Date
                             (in millions)     %       (in millions)      %
                             -------------     -       -------------      -
Operating Revenues                $389        27          $1,341         54
Fuel Expense                        (8)       (8)            (11)        (6)
Purchased Power Expense            377        33           1,303         73
Other Operation Expense              6        10              12         10
Maintenance Expense                  5        17              10         17
Depreciation and Amortization        5        13              11         14
Nonoperating Income                  4       127               9        205
Extraordinary Gain                  (9)      N.M.             (9)       N.M.

N.M. = Not Meaningful

        The significant increase in revenues is due to increased wholesale electricity prices and trading volume of our wholesale business. Expansion of the wholesale business' trading operation and greater liquidity in the market place resulted in an increase in the number of forward electricity purchase and sales contracts in AEP's traditional marketing area (up to two transmission systems from AEP's service territory). Wholesale trading volume increased 33% for the year-to-date period. The increase in wholesale prices is due to changes in market conditions during a period of high volatility in prices.
        Fuel expense of the wholesale business decreased due to a decline in generation as a result of scheduled plant maintenance.
        The increase in the wholesale business' purchased power expense is attributable to increases in wholesale electricity prices and trading volume.

        Other operation expense increased as a result of power trading incentive compensation expense of the wholesale business and a reduction in transmission equalization credits for the energy delivery business. APCo and certain affiliates share, through the Transmission Agreement, the costs associated with the ownership of the extra-high voltage transmission system and certain facilities at lower voltages based upon each company's peak demand and investment. An increase in APCo's peak demand relative to its affiliates' peak demand was the main reason for the decrease in transmission equalization credits.
        The increase in maintenance expense is mainly attributable to increased generating plant boiler maintenance repairs to the wholesale business' Amos, Mountaineer and Glen Lyn Plants.
        During June 2000 we discontinued the application of SFAS 71 in the Virginia and West Virginia jurisdictions. Consequently net generation-related regulatory assets were transferred to the energy delivery business' regulated distribution business where the Virginia and West Virginia jurisdictions authorized the recovery of these assets through regulated rates. Depreciation and amortization expense increased due to the accelerated amortization beginning in July 2000 of the transition regulatory assets. Additional investments in the energy delivery business' distribution and transmission plant also contributed to the increase in depreciation and amortization expense.
        The increase in nonoperating income was due to an increase in net gains from the wholesale business' trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps).

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                  2001                2000              2001                2000
                                                  ----                ----              ----                ----
                                                                           (in thousands)
OPERATING REVENUES                              $1,849,304          $1,460,774      $3,823,431          $2,482,452
                                                ----------          ----------      ----------          ----------

OPERATING EXPENSES:
   Fuel                                             85,049              92,663         180,525             191,220
   Purchased Power                               1,513,831           1,137,184       3,099,033           1,795,831
   Other Operation                                  67,948              61,566         133,837             122,207
   Maintenance                                      33,842              28,989          66,851              57,314
   Depreciation and Amortization                    44,056              38,899          87,773              77,237
   Taxes Other Than Federal Income Taxes            29,975              28,817          61,843              59,462
   Federal Income Taxes                             15,241              14,448          46,055              42,727
                                                    ------              ------          ------              ------

           TOTAL OPERATING EXPENSES              1,789,942           1,402,566       3,675,917           2,345,998
                                                 ---------           ---------       ---------           ---------

OPERATING INCOME                                    59,362              58,208         147,514             136,454

NONOPERATING INCOME                                  7,772               3,427          12,823               4,208
                                                     -----               -----          ------               -----

INCOME BEFORE INTEREST CHARGES                      67,134              61,635         160,337             140,662

INTEREST CHARGES                                    30,715              31,395          62,131              62,758
                                                    ------              ------          ------              ------

INCOME BEFORE EXTRAORDINARY ITEM                    36,419              30,240          98,206              77,904

EXTRAORDINARY GAIN - DISCONTINUANCE OF
  SFAS 71 (INCLUSIVE OF TAX BENEFIT OF
  $7,872,000)                                          -                 8,938             -                 8,938
                                                    ------               -----          ------               -----

NET INCOME                                          36,419              39,178          98,206              86,842

PREFERRED STOCK DIVIDEND REQUIREMENTS                  503                 632           1,006               1,265
                                                       ---                 ---           -----               -----

EARNINGS APPLICABLE TO COMMON STOCK            $    35,916         $    38,546     $    97,200            $ 85,577
                                               ===========         ===========     ===========            ========

                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                             (UNAUDITED)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                                   2001               2000              2001                2000
                                                                   ----               ----              ----                ----
                                                                                               (in thousands)
NET INCOME                                                       $36,419               $39,178       $98,206             $86,842

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge                            (212)                 -             (629)               -
                                                                    ----                ------          ----              ------

COMPREHENSIVE INCOME                                             $36,207               $39,178       $97,577             $86,842
                                                                 =======               =======       =======             =======

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                             Three Months Ended June 30,              Six Months Ended June 30,
                                                 2001                2000              2001                2000
                                                 ----                ----              ----                ----
                                                                             (in thousands)
BALANCE AT BEGINNING OF PERIOD                 $149,469             $191,232         $120,584          $175,854

NET INCOME                                       36,419               39,178           98,206            86,842

DEDUCTIONS:
  Cash Dividends Declared:
    Common Stock                                 32,398               31,653           64,797            63,306
    Cumulative Preferred Stock                      360                  525              721             1,050
  Capital Stock Expense                             143                  106              285               214
                                                    ---                  ---              ---               ---

BALANCE AT END OF PERIOD                       $152,987             $198,126         $152,987          $198,126
                                               ========             ========         ========          ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30, 2001       December 31, 2000
                                                          -------------       -----------------
                                                                        (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                $2,073,004               $2,058,952
   Transmission                                               1,208,519                1,177,079
   Distribution                                               1,850,084                1,816,925
   General                                                      261,307                  254,371
   Construction Work in Progress                                101,589                  110,951
                                                                -------                  -------
        Total Electric Utility Plant                          5,494,503                5,418,278
   Accumulated Depreciation and Amortization                  2,241,639                2,188,796
                                                              ---------                ---------
NET ELECTRIC UTILITY PLANT                                    3,252,864                3,229,482
                                                              ---------                ---------

OTHER PROPERTY AND INVESTMENTS                                   57,550                   56,967
                                                                 ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                              611,424                  322,688
                                                                -------                  -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                      5,176                    5,847
   Advances to Affiliates                                           -                      8,387
   Accounts Receivable:
      Customers                                                 185,010                  243,298
      Affiliated Companies                                       48,832                   63,919
      Miscellaneous                                              19,058                   16,179
      Allowance for Uncollectible Accounts                       (1,868)                  (2,588)
   Fuel - at average cost                                        41,505                   39,076
   Materials and Supplies - at average cost                      59,945                   57,515
   Accrued Utility Revenues                                      18,492                   66,499
   Energy Trading Contracts                                   1,772,239                2,036,001
   Prepayments                                                   10,029                    6,307
                                                                 ------                    -----
TOTAL CURRENT ASSETS                                          2,158,418                2,540,440
                                                              ---------                ---------

REGULATORY ASSETS                                               443,511                  447,750
                                                                -------                  -------

DEFERRED CHARGES                                                 35,074                   48,826
                                                                 ------                   ------

TOTAL ASSETS                                                 $6,558,841               $6,646,153
                                                             ==========               ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         June 30, 2001       December 31, 2000
                                                         -------------       -----------------
                                                                       (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 30,000,000 Shares
      Outstanding - 13,499,500 Shares                      $   260,458                $260,458
   Paid-in Capital                                             715,502                 715,218
   Accumulated Other Comprehensive Income (Loss)                                          -
                                                                  (629)
   Retained Earnings                                           152,987                 120,584
                                                               -------                 -------
        Total Common Shareowner's Equity                     1,128,318               1,096,260
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                       17,790                  17,790
      Subject to Mandatory Redemption                           10,860                  10,860
   Long-term Debt                                            1,431,344               1,430,812
                                                             ---------               ---------

           TOTAL CAPITALIZATION                              2,588,312               2,555,722
                                                             ---------               ---------

OTHER NONCURRENT LIABILITIES                                    92,322                 105,883
                                                                ------                 -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                6                 175,006
   Short-term Debt                                                   -                 191,495
   Advances from Affiliates                                    301,890                   -
   Accounts Payable - General                                  167,195                 153,422
   Accounts Payable - Affiliated Companies                      90,036                 107,556
   Taxes Accrued                                                73,696                  63,258
   Customer Deposits                                            14,960                  12,612
   Interest Accrued                                             27,479                  21,555
   Energy Trading Contracts                                  1,729,722               2,091,804
   Other                                                        67,177                  85,378
                                                                ------                  ------

           TOTAL CURRENT LIABILITIES                         2,472,161               2,902,086
                                                             ---------               ---------

DEFERRED INCOME TAXES                                          721,412                 682,474
                                                               -------                 -------

DEFERRED INVESTMENT TAX CREDITS                                 40,881                  43,093
                                                                ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                             550,037                 259,438
                                                               -------                 -------

REGULATORY LIABILITIES AND DEFERRED CREDITS                     93,716                  97,457
                                                                ------                  ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                        $6,558,841              $6,646,153
                                                            ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                   APPALACHIAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                         2001                2000
                                                                         ----                ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                          $  98,206          $   86,842
   Adjustments for Noncash Items:
      Depreciation and Amortization                                       87,829              77,293
      Deferred Federal Income Taxes                                       29,279              15,054
      Deferred Investment Tax Credits                                     (2,212)             (2,332)
      Deferred Power Supply Costs (net)                                      594             (11,938)
      Extraordinary Gain - Discontinuance of SFAS 71                          -               (8,938)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                           69,776             (36,988)
      Fuel, Materials and Supplies                                        (4,859)              8,588
      Accrued Utility Revenues                                            48,007              13,029
      Accounts Payable                                                    (3,747)             27,567
      Taxes Accrued                                                       10,438                (764)
      Interest Accrued                                                     5,924                (903)
   Net Change in Energy Trading Contracts                                (96,457)            (19,438)
   Other (net)                                                           (15,019)            (17,509)
                                                                         -------             -------
           Net Cash Flows From Operating Activities                      227,759             129,563
                                                                         -------             -------

INVESTING ACTIVITIES:
      Construction Expenditures                                         (107,876)            (80,870)
      Proceeds from Sale of Property                                       1,182                 148
                                                                           -----                 ---
           Net Cash Flows Used For Investing Activities                 (106,694)            (80,722)
                                                                        --------             -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                               -              74,787
      Change in Short-term Debt (net)                                   (191,495)             22,195
      Change in Advance from Affiliates (net)                            310,277             (12,857)
      Retirement of Cumulative Preferred Stock                                 -                (210)
      Retirement of Long-term Debt                                      (175,000)           (131,202)
      Dividends Paid on Common Stock                                     (64,797)            (63,306)
      Dividends Paid on Cumulative Preferred Stock                          (721)             (1,053)
                                                                            ----              ------
           Net Cash Flows Used For Financing Activities                 (121,736)           (111,646)
                                                                        --------            --------

Net Decrease in Cash and Cash Equivalents                                   (671)            (62,805)

Cash and Cash Equivalents at Beginning of Period                           5,847              64,828
                                                                           -----              ------
Cash and Cash Equivalents at End of Period                         $       5,176         $     2,023
                                                                   =============         ===========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $54,957,000 and $61,828,000 and for income taxes was $17,064,000 and $21,198,000 in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $1,684,000 and $7,451,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW, we participate in power marketing and trading activities conducted on our behalf by the AEP System.
         Second quarter net income decreased $15 million or 22% while the year-to-date net income increased $12 million or 16%. The lower second quarter net income was the result of increased transmission expenses. Year-to-date net income increased primarily from participation in the power marketing and trading operations. Income statement line items which changed significantly were:
                                                  Increase (Decrease)
                                                  -------------------
                                        Second Quarter           Year-to-Date
                                     (in millions)    %     (in millions)    %
                                     -------------    -     -------------    -
Operating Revenues                        $211       48         $498        66
Fuel Expense                                 6        5           69        30
Purchased Power Expense                    186      532          380       686
Other Operation                             22       40           22        17
Maintenance                                  3       16            3        11
Depreciation and Amortization               13       31            1         1
Taxes Other Than Federal Income Taxes        2        9            4        10
Federal Income Taxes                        (7)     (20)           7        18
Nonoperating Income                         (3)    (185)          (2)      (96)

         The significant increase in operating revenues resulted from participation in AEP's power marketing and trading operations, which added new wholesale revenues, and higher fuel related revenues due to increased fuel and purchased power expense. CPL began sharing in AEP's marketing and trading transactions as a result of the merger of AEP and CSW in June 2000.
         Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
         The substantial rise in purchased power expense is attributable to post merger participation in the marketing and trading operation.
         Other operation expense increased due primarily to a favorable adjustment recorded in the second quarter of 2000 for the energy delivery business' transmission expenses that resulted from new transmission prices for Electric Reliability Council of Texas (ERCOT) transmission grid usage. Each year ERCOT establishes new rates to allocate the costs of the Texas transmission system to Texas electric utilities. Additionally, generation expenses were up due to power trading incentive compensation.
         Maintenance expense for the quarter increased primarily due to two non-nuclear plant outages. Year-to-date maintenance expense increased primarily due to the wholesale business' STP nuclear plant refueling outage between March 7 and April 2, 2001.

         The increase in depreciation and amortization expense for the quarter is due primarily to higher depreciation expense associated with excess earning provisions of the Texas deregulation legislation.
         Taxes other than federal income taxes increased due primarily to an increase in Texas Gross Receipts Tax and Ad Valorem taxes.
         Federal income taxes attributable to operations for the quarter decreased due to a decrease in pre-tax operating income. However, federal income taxes attributable to operations for the year-to-date period increased due to an increase in pre-tax operating income.
         Nonoperating income decreased due to a reduction in allocated tax savings resulting from the parent company loss tax benefit.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                   2001                   2000              2001                2000
                                                   ----                   ----              ----                ----
                                                                               (in thousands)
OPERATING REVENUES                                $648,499              $437,911       $1,251,911           $754,239
                                                  --------               --------       ----------           --------

OPERATING EXPENSES:
   Fuel                                            147,179               140,841          299,032            230,238
   Purchased Power                                 220,772                34,936          435,338             55,356
   Other Operation                                  76,189                54,307          151,260            129,609
   Maintenance                                      17,995                15,474           35,282             31,896
   Depreciation and Amortization                    53,587                40,887           95,978             95,085
   Taxes Other Than Federal Income Taxes            21,711                19,922           41,199             37,456
   Federal Income Taxes                             28,715                35,827           47,319             40,232
                                                    ------                ------           ------             ------

           TOTAL OPERATING EXPENSES                566,148               342,194        1,105,408            619,872
                                                   -------               -------        ---------            -------

OPERATING INCOME                                    82,351                95,717          146,503            134,367

NONOPERATING INCOME (LOSS)                          (1,541)                1,815               98              2,362
                                                    ------                 -----               --              -----

INCOME BEFORE INTEREST CHARGES                      80,810                97,532          146,601            136,729

INTEREST CHARGES                                    28,292                29,979           59,052             61,037
                                                    ------                ------           ------             ------

NET INCOME                                          52,518                67,553           87,549             75,692

PREFERRED STOCK DIVIDEND REQUIREMENTS                   61                    61              121                121
                                                        --                    --              ---                ---

EARNINGS APPLICABLE TO COMMON STOCK             $   52,457               $67,492         $ 87,428            $75,571
                                                ==========               =======         ========            =======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                     Three Months Ended June 30,              Six Months Ended June 30,
                                         2001                2000              2001                2000
                                         ----                ----              ----                ----
                                                                  (in thousands)
BALANCE AT BEGINNING OF PERIOD        $790,176             $727,973        $792,219               $758,894
NET INCOME                              52,518               67,553          87,549                 75,692

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                       37,014               39,000          74,028                 78,000
    Preferred Stock                         61                   61             121                    121
                                            --                   --             ---                    ---

BALANCE AT END OF PERIOD              $805,619             $756,465        $805,619               $756,465
                                      ========             ========        ========               ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           June 30, 2001     December 31, 2000
                                                           -------------     -----------------
                                                                       (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                 $3,163,111             $3,175,867
   Transmission                                                  604,057                581,931
   Distribution                                                1,250,224              1,221,750
   General                                                       240,386                237,764
   Construction Work in Progress                                 195,948                138,273
   Nuclear Fuel                                                  240,151                236,859
                                                                 -------                -------
        Total Electric Utility Plant                           5,693,877              5,592,444
   Accumulated Depreciation and Amortization                   2,361,780              2,297,189
                                                               ---------              ---------
NET ELECTRIC UTILITY PLANT                                     3,332,097              3,295,255
                                                               ---------              ---------

OTHER PROPERTY AND INVESTMENTS                                    46,229                 44,225
                                                                  ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                                32,199                 66,231
                                                                  ------                 ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                       5,755                 14,253
   Accounts Receivable:
      Customers                                                   38,616                 67,787
      Affiliated Companies                                        12,818                 31,272
      Allowance for Uncollectible Accounts                        (1,638)                (1,675)
   Fuel Inventory - at LIFO cost                                  39,511                 22,842
   Materials and Supplies - at average cost                       54,127                 53,108
   Under-recovered Fuel Costs                                     93,341                127,295
   Energy Trading Contracts                                      112,483                481,206
   Prepayments and Other Current Assets                            6,151                  3,014
                                                                   -----                  -----
TOTAL CURRENT ASSETS                                             361,164                799,102
                                                                 -------                -------

REGULATORY ASSETS                                                178,299                202,440
                                                                 -------                -------

REGULATORY ASSETS DESIGNATED FOR SECURITIZATION                  953,249                953,249
                                                                 -------                -------

NUCLEAR DECOMMISSIONING TRUST FUND                                95,032                 93,592
                                                                  ------                 ------

DEFERRED CHARGES                                                  45,115                 18,402
                                                                  ------                 ------

TOTAL ASSETS                                                  $5,043,384             $5,472,496
                                                              ==========             ==========

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           June 30, 2001       December 31, 2000
                                                                                           -------------       -----------------
                                                                                                         (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 12,000,000 Shares
      Outstanding - 6,755,535 Shares                                                            $ 168,888                $168,888
   Paid-in Capital                                                                                405,000                 405,000
   Retained Earnings                                                                              805,619                 792,219
                                                                                                  -------                 -------
        Total Common Shareowner's Equity                                                        1,379,507               1,366,107
   Preferred Stock                                                                                  5,967                   5,967
   CPL - Obligated, Mandatorily Redeemable Preferred Securities of
     Subsidiary Trust Holding Solely Junior Subordinated Debentures of CPL                        136,750                 148,500
   Long-term Debt                                                                                 942,863               1,254,559
                                                                                                  -------               ---------

           TOTAL CAPITALIZATION                                                                 2,465,087               2,775,133
                                                                                                ---------               ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                             511,700                 200,000
   Advances from Affiliates                                                                       223,512                 269,712
   Accounts Payable - General                                                                     115,732                 128,957
   Accounts Payable - Affiliated Companies                                                         26,657                  40,962
   Taxes Accrued                                                                                  128,983                  55,526
   Interest Accrued                                                                                24,221                  26,217
   Energy Trading Contracts                                                                       111,536                 489,888
   Other                                                                                           46,778                  40,630
                                                                                                   ------                  ------

           TOTAL CURRENT LIABILITIES                                                            1,189,119               1,251,892
                                                                                                ---------               ---------

DEFERRED INCOME TAXES                                                                           1,221,213               1,242,797
                                                                                                ---------               ---------

DEFERRED INVESTMENT TAX CREDITS                                                                   125,496                 128,100
                                                                                                  -------                 -------

LONG-TERM ENERGY TRADING CONTRACTS                                                                 32,999                  65,740
                                                                                                  -------                  ------

DEFERRED CREDITS                                                                                    9,470                   8,834
                                                                                                    -----                   -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                           $5,043,384              $5,472,496
                                                                                               ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                 CENTRAL POWER AND LIGHT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended June 30,
                                                                       2001                   2000
                                                                       ----                   ----
                                                                              (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                          $87,549              $75,692
   Adjustments for Noncash Items:
      Depreciation and Amortization                                     95,978               95,085
      Deferred Federal Income Taxes                                    (17,699)              (4,178)
      Deferred Investment Tax Credits                                   (2,604)              (2,603)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                         47,588                8,385
      Fuel, Materials and Supplies                                     (17,688)               4,575
      Fuel Recovery                                                     33,954              (25,227)
      Accounts Payable                                                 (27,530)              24,785
      Taxes Accrued                                                     73,457              (17,148)
      Transmission Coordination Agreement Settlement                     -                   15,519
   Deferred Property Taxes                                             (21,563)               -
   Other (net)                                                         (17,628)              10,002
                                                                       -------               ------
           Net Cash Flows From Operating Activities                    233,814              184,887
                                                                       -------              -------

INVESTING ACTIVITIES:
      Construction Expenditures                                       (109,638)             (85,215)
      Other                                                               (354)              (4,067)
                                                                          ----               ------
           Net Cash Flows Used For Investing Activities               (109,992)             (89,282)
                                                                      --------              -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                            149,413
                                                                         -
      Retirement of Long-term Debt                                     (11,971)            (100,000)
      Reacquisition of Long-term Debt                                    -                  (50,000)
      Change in Advances from Affiliates (net)                         (46,200)             (68,379)
      Special Deposit for Reacquisitions of Long-term Debt                                   50,000
                                                                         -
      Dividends Paid on Common Stock                                   (74,028)             (78,000)
      Dividends Paid on Cumulative Preferred Stock                        (121)                (127)
                                                                          ----                 ----
           Net Cash Flows Used For Financing Activities               (132,320)             (97,093)
                                                                      --------              -------

Net Decrease in Cash and Cash Equivalents                               (8,498)              (1,488)
Cash and Cash Equivalents at Beginning of Period                        14,253                7,995
                                                                        ------                -----
Cash and Cash Equivalents at End of Period                            $  5,755              $ 6,507
                                                                      ========              =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $46,083,000 and $46,981,000 and for income taxes was $11,307,000 and $48,141,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Net income decreased $14 million or 41% in the second quarter of 2001 and $4 million or 7% in the year-to-date period due to an extraordinary loss recorded in the second quarter to recognize a stranded asset resulting from deregulation. Income before extraordinary item increased by $12 million or 34% in the second quarter of 2001 and $22 million or 35% in the year-to-date period versus last year. Income increased due to growth in and strong performance by the wholesale business.
        Income statement line items which changed significantly were:
                                           Increase (Decrease)
                                           -------------------
                                 Second Quarter            Year-to-Date
                             (in millions)      %     (in millions)     %
                             -------------      -     -------------     -
Operating Revenues                $181         19         $673         43
Fuel Expense                        (6)       (13)           -          -
Purchased Power Expense            160         23          618         56
Other Operation Expense              4          8           13         14
Maintenance Expense                  2          8            6         17
Depreciation and Amortization        6         26           13         27
Extraordinary Item                  26        N.M.          26        N.M.

N.M. = Not Meaningful

        The significant increase in revenues is due to increases in electric wholesale prices and volume of our wholesale business. Expansion of the wholesale business' trading operation and greater liquidity in the market place resulted in an increase in the number of forward electricity purchase and sales contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory). Wholesale trading volume increased 24% for the year-to-date period. The increase in wholesale prices is due to changes in market conditions during a period of high volatility in prices.
        Fuel expense of the wholesale business decreased in the second quarter of 2001 due to a decrease in net generation partially offset by an increase in price and the discontinuance of deferred fuel accounting because of deregulation effective January 1, 2001.
        The increase in purchased power expense was attributable to increases in the wholesale business electric trading prices and volume.
        Other operation expense increased due to increases in uncollectible accounts, factored customer accounts receivable expenses, the effect of gains in 2000 from the disposition of emission allowances and higher power trading expenses and trading incentive compensation.

        Maintenance expenses increased due to planned outages at several of the wholesale business' plants for boiler overhauls and inspections.
        The commencement of the amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity under the deregulation of our retail supply business accounted for the increase in depreciation and amortization expense.
        The extraordinary loss was recorded in June 2001 to recognize stranded prepaid Ohio excise taxes (See Note 2).

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended June 30,              Six Months Ended June 30,
                                                          2001                2000              2001                2000
                                                          ----                ----              ----                ----
                                                                                      (in thousands)
OPERATING REVENUES                                     $1,109,095           $928,332      $2,234,668           $1,561,637
                                                        ----------          --------      ----------           ----------

OPERATING EXPENSES:
   Fuel                                                    42,368             48,581          89,398               89,329
   Purchased Power                                        845,860            685,411       1,717,771            1,100,113
   Other Operation                                         54,510             50,332         109,058               95,621
   Maintenance                                             19,729             18,228          38,509               32,924
   Depreciation and Amortization                           31,379             24,896          62,861               49,440
   Taxes Other Than Federal Income Taxes                   32,909             31,084          64,816               62,561
   Federal Income Taxes                                    19,446             19,002          37,429               36,727
                                                           ------             ------          ------               ------

           TOTAL OPERATING EXPENSES                     1,046,201            877,534       2,119,842            1,466,715
                                                        ---------            -------       ---------            ---------

OPERATING INCOME                                           62,894             50,798         114,826               94,922

NONOPERATING INCOME (LOSS)                                  3,012              2,497           6,484                4,181
                                                            -----              -----           -----                -----

INCOME BEFORE INTEREST CHARGES                             65,906             53,295         121,310               99,103

INTEREST CHARGES                                           18,488             17,960          36,221               36,297
                                                           ------             ------          ------               ------

INCOME BEFORE EXTRAORDINARY ITEM                           47,418             35,335          85,089               62,806

EXTRAORDINARY LOSS - EFFECTS OF
  DEREGULATION (INCLUSIVE OF TAX
  BENEFIT OF $8,353,000)                                  (26,407)               -           (26,407)                -
                                                          -------              -----         -------                 -

NET INCOME                                                 21,011             35,335          58,682               62,806

PREFERRED STOCK DIVIDEND REQUIREMENTS                         301                532             603                1,065
                                                              ---                ---             ---                -----

EARNINGS APPLICABLE TO COMMON STOCK                  $     20,710           $ 34,803    $     58,079             $ 61,741
                                                     ============           ========    ============             ========

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                 2001           2000            2001                2000
                                                 ----           ----            ----                ----
                                                                        (in thousands)
BALANCE AT BEGINNING OF PERIOD                $115,486       $249,872         $ 99,069           $246,584
NET INCOME                                      21,011         35,335           58,682             62,806
DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                               20,738         23,650           41,476             47,300
    Cumulative Preferred Stock                     263            438              525                875
  Capital Stock Expense                            253             95              507                191
                                                   ---             --              ---                ---
BALANCE AT END OF PERIOD                      $115,243       $261,024         $115,243           $261,024
                                              ========       ========         ========           ========

The common stock of the Company is wholly owned by AEP. See Notes to Financial
Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30, 2001       December 31, 2000
                                                    -------------       -----------------
                                                                  (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                          $1,569,118              $1,564,254
   Transmission                                           392,383                 360,302
   Distribution                                         1,124,668               1,096,365
   General                                                148,224                 156,534
   Construction Work in Progress                           79,612                  89,339
                                                           ------                  ------
        Total Electric Utility Plant                    3,314,005               3,266,794
   Accumulated Depreciation and Amortization            1,337,358               1,299,697
                                                        ---------               ---------
NET ELECTRIC UTILITY PLANT                              1,976,647               1,967,097
                                                        ---------               ---------

OTHER PROPERTY AND INVESTMENTS                             43,283                  39,848
                                                           ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                        333,816                 172,167
                                                          -------                 -------

CURRENT ASSETS:
   Cash and Cash Equivalents                               10,030                  11,600
   Accounts Receivable:
      Customers                                            78,089                  73,711
      Affiliated Companies                                 82,426                  49,591
      Miscellaneous                                        19,463                  18,807
      Allowance for Uncollectible Accounts                   (659)                   (659)
   Fuel - at average cost                                  20,648                  13,126
   Materials and Supplies - at average cost                37,333                  38,097
   Accrued Utility Revenues                                     -                   9,638
   Energy Trading Contracts                               966,617               1,085,989
   Prepayments and Other Current Assets                    27,334                  46,735
                                                           ------                  ------
TOTAL CURRENT ASSETS                                    1,241,281               1,346,635
                                                        ---------               ---------

REGULATORY ASSETS                                         273,528                 291,553
                                                          -------                 -------

DEFERRED CHARGES                                           36,923                  77,634
                                                           ------                  ------

TOTAL ASSETS                                           $3,905,478              $3,894,934
                                                       ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 30, 2001       December 31, 2000
                                                                        -------------       -----------------
                                                                                     (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 24,000,000 Shares
      Outstanding - 16,410,426 Shares                                    $     41,026               $ 41,026
   Paid-in Capital                                                            573,861                573,354
   Retained Earnings                                                          115,243                 99,069
                                                                              -------                 ------
        Total Common Shareowner's Equity                                      730,130                713,449
   Cumulative Preferred Stock - Subject to Mandatory Redemption                15,000                 15,000
   Long-term Debt                                                             899,874                899,615
                                                                              -------                -------

           TOTAL CAPITALIZATION                                             1,645,004              1,628,064
                                                                            ---------              ---------

OTHER NONCURRENT LIABILITIES                                                   40,662                 47,584
                                                                               ------                 ------

CURRENT LIABILITIES:
   Advances from Affiliates                                                   115,302                 88,732
   Accounts Payable - General                                                  92,461                 89,846
   Accounts Payable - Affiliated Companies                                     98,033                 72,493
   Taxes Accrued                                                              117,277                162,904
   Interest Accrued                                                            15,808                 13,369
   Energy Trading Contracts                                                   944,778              1,115,967
   Other                                                                       49,943                 60,701
                                                                               ------                 ------

           TOTAL CURRENT LIABILITIES                                        1,433,602              1,604,012
                                                                            ---------              ---------

DEFERRED INCOME TAXES                                                         431,000                422,759
                                                                              -------                -------

DEFERRED INVESTMENT TAX CREDITS                                                39,563                 41,234
                                                                               ------                 ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                    15,108                 12,861
                                                                               ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                                            300,539                138,420
                                                                              -------                -------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                       $3,905,478             $3,894,934
                                                                           ==========             ==========

See Notes to Financial Statements beginning on page L-1.

                COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended June 30,
                                                                2001               2000
                                                                ----               ----
                                                                       (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                  $  58,682             $62,806
   Adjustments for Noncash Items:
      Depreciation and Amortization                               52,392              49,709
      Amortization of Regulatory Assets                           11,294               -
      Deferred Federal Income Taxes                               18,384               6,783
      Deferred Investment Tax Credits                             (1,671)             (1,694)
      Deferred Fuel Cost (net)                                        -               (1,835)
      Amortization of Deferred Property Taxes                     35,416              33,721
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                  (37,869)             83,720
      Fuel, Materials and Supplies                                (6,758)              1,447
      Accrued Utility Revenues                                     9,638              46,416
      Prepayments and Other Current Assets                        19,401             (11,899)
      Accounts Payable                                            28,155              12,174
      Taxes Accrued                                              (45,627)            (53,895)
   Energy Trading Contracts (net)                                (51,347)             (5,321)
   Other (net)                                                    (9,981)              3,047
                                                                  ------               -----
           Net Cash Flows From Operating Activities               80,109             225,179
                                                                  ------             -------

INVESTING ACTIVITIES:
      Construction Expenditures                                  (67,532)            (59,372)
      Proceeds from Sale of Property                               1,284                 463
                                                                   -----                 ---
           Net Cash Flows Used For Investing Activities          (66,248)            (58,909)
                                                                 -------             -------

FINANCING ACTIVITIES:
      Change in Advances from Affiliates (net)                    26,570             (61,504)
      Change in Short-term Debt (net)                                 -              (45,500)
      Retirement of Long-term Debt                                    -               (6,879)
      Dividends Paid on Common Stock                             (41,476)            (47,300)
      Dividends Paid on Cumulative Preferred Stock                  (525)               (875)
                                                                    ----                ----
           Net Cash Flows Used For Financing Activities          (15,431)           (162,058)
                                                                 -------            --------

Net Increase (Decrease) in Cash and Cash Equivalents              (1,570)              4,212
Cash and Cash Equivalents at Beginning of Period                  11,600               5,107
                                                                  ------               -----
Cash and Cash Equivalents at End of Period                    $   10,030             $ 9,319
                                                              ==========             =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $32,812,000 and $34,547,000 and for income taxes was $17,579,000 and $35,539,000 in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $734,000 and $3,233,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

                 We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
               Net income increased $67 million in the quarter and $135 million in the year-to-date period primarily due to the return to service of both of I&M's Cook Plant nuclear units in 2000. Unit 2 and Unit 1 returned to service in June and December 2000, respectively.
               Income statement line items which changed significantly were:
                                             Increase (Decrease)
                                             -------------------
                                   econd Quarter            Year-to-Date
                               (in millions)     %    (in millions)     %
                               -------------     -    -------------     -
        Operating Revenues          $248        25       $832          48
        Fuel Expense                  17        38         33          36
        Purchased Power Expense      191        26        713          60
        Other Operation Expense      (41)      (27)       (77)        (27)
        Maintenance Expense          (24)      (44)       (52)        (46)
        Federal Income Taxes          34       N.M.        69         N.M.

        N.M. = Not Meaningful

                  The significant increase in operating revenues resulted from increased wholesale prices and volumes. I&M's share of the AEP System's sales to and forward trades with other utility systems and power marketers and sales to the AEP Power Pool rose in 2001. In 2001 both price and volume in the trading operation increased. The number of forward electricity contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory) grew due to the expansion of our trading operation and increased liquidity in the markets. Wholesale prices increased reflecting market conditions during a period of high volatility in prices. With the return to service of the nuclear units in 2000, I&M's available generation increased resulting in additional power being delivered to the AEP Power Pool in 2001.
                 Fuel expense increased primarily due to increased generation reflecting the return to service of the nuclear units following the extended outage.
                 The increase in purchased power expense resulted mainly from increases in wholesale prices and sales and trading volume.
                 Other operation and maintenance expenses decreased primarily due to the cessation of expenses related to work to restart the Cook Plant units.

                 The significant increase in federal income tax expense attributable to operations was primarily due to major increases in pre-tax operating income.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                       2001                 2000             2001                2000
                                                       ----                 ----             ----                ----
                                                                                (in thousands)
OPERATING REVENUES                                 $1,259,874            $1,011,706      $2,551,412           $1,719,856
                                                   ----------            ----------      ----------           ----------

OPERATING EXPENSES:
   Fuel                                                60,491                43,844         124,464               91,704
   Purchased Power                                    936,454               745,656       1,908,041            1,194,926
   Other Operation                                    110,197               151,328         207,560              284,879
   Maintenance                                         31,506                55,841          59,681              111,225
   Depreciation and Amortization                       40,840                38,499          81,563               76,710
   Taxes Other Than Federal Income Taxes               20,316                16,787          40,648               33,996
   Federal Income Tax Expense (Credit)                 12,730               (21,650)         29,417              (39,734)
                                                       ------               -------          ------              -------

           TOTAL OPERATING EXPENSES                 1,212,534             1,030,305       2,451,374            1,753,706
                                                    ---------             ---------       ---------            ---------

OPERATING INCOME (LOSS)                                47,340               (18,599)        100,038              (33,850)

NONOPERATING INCOME                                     4,411                 2,637           8,856                3,202
                                                        -----                 -----           -----                -----

INCOME (LOSS) BEFORE INTEREST CHARGES                  51,751               (15,962)        108,894              (30,648)

INTEREST CHARGES                                       24,377                23,219          49,157               45,086
                                                       ------                ------          ------               ------

NET INCOME (LOSS)                                      27,374               (39,181)         59,737              (75,734)

PREFERRED STOCK DIVIDEND REQUIREMENTS                   1,156                 1,153           2,311                2,313
                                                        -----                 -----           -----                -----

EARNINGS (LOSS) APPLICABLE TO COMMON
  STOCK                                          $     26,218          $    (40,334)   $     57,426            $ (78,047)
                                                 ============          ============    ============            =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                          Three Months Ended June 30,              Six Months Ended June 30,
                                             2001                 2000              2001                2000
                                             ----                 ----              ----                ----
                                                                          (in thousands)
NET INCOME (LOSS)                           $27,374             $(39,181)          $59,737            $(75,734)

OTHER COMPREHENSIVE INCOME (LOSS)
    Cash Flow Interest Rate Hedge              (903)                -               (2,822)              -
                                               ----               ------            ------              ------

COMPREHENSIVE INCOME (LOSS)                 $26,471             $(39,181)          $56,915            $(75,734)
                                            =======             ========           =======            ========

The common stock of I&M is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                        Three Months Ended June 30,              Six Months Ended June 30,
                                            2001                2000              2001                2000
                                            ----                ----              ----                ----
                                                                        (in thousands)
BALANCE AT BEGINNING OF PERIOD             $34,651            $102,364           $ 3,443            $166,389

NET INCOME (LOSS)                           27,374             (39,181)           59,737             (75,734)

DEDUCTIONS:
  Cash Dividends Declared:
     Common Stock                              -                    -               -                 26,290
    Cumulative Preferred Stock               1,122               2,243             2,244               3,368
  Capital Stock Expense                         34                  10                67                  67
                                                --                  --                --                  --

BALANCE AT END OF PERIOD                   $60,869            $ 60,930           $60,869            $ 60,930
                                           =======            ========           =======            ========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30, 2001       December 31, 2000
                                                                               -------------       -----------------
                                                                                             (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                                    $2,738,228              $2,708,436
   Transmission                                                                     950,648                 945,709
   Distribution                                                                     878,487                 863,736
   General (including nuclear fuel)                                                 231,786                 257,152
   Construction Work in Progress                                                     98,130                  96,440
                                                                                     ------                  ------
        Total Electric Utility Plant                                              4,897,279               4,871,473
   Accumulated Depreciation and Amortization                                      2,379,292               2,280,521
                                                                                  ---------               ---------
NET ELECTRIC UTILITY PLANT                                                        2,517,987               2,590,952
                                                                                  ---------               ---------

NUCLEAR DECOMMISSIONING AND SPENT NUCLEAR FUEL DISPOSAL   TRUST FUNDS
                                                                                    801,760                 778,720
                                                                                    -------                 -------

LONG-TERM ENERGY TRADING CONTRACTS                                                  380,005                 194,947
                                                                                    -------                 -------

OTHER PROPERTY AND INVESTMENTS                                                      133,032                 131,417
                                                                                    -------                 -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                         12,069                  14,835
   Accounts Receivable:
      Customers                                                                      89,393                 106,832
      Affiliated Companies                                                           47,644                  48,706
      Miscellaneous                                                                  35,595                  27,491
      Allowance for Uncollectible Accounts                                             (734)                   (759)
   Fuel - at average cost                                                            26,906                  16,532
   Materials and Supplies - at average cost                                          87,955                  84,471
   Energy Trading Contracts                                                       1,130,779               1,230,041
   Prepayments                                                                        3,888                   6,066
                                                                                      -----                   -----
TOTAL CURRENT ASSETS                                                              1,433,495               1,534,215
                                                                                  ---------               ---------

REGULATORY ASSETS                                                                   500,879                 552,140
                                                                                    -------                 -------

DEFERRED CHARGES                                                                     30,071                  36,156
                                                                                     ------                  ------

TOTAL ASSETS                                                                     $5,797,229              $5,818,547
                                                                                 ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30, 2001       December 31, 2000
                                                                    -------------       -----------------
                                                                                  (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 2,500,000 Shares
      Outstanding - 1,400,000 Shares                                      $ 56,584                $ 56,584
   Paid-in Capital                                                         733,139                 733,072
   Accumulated Other Comprehensive Income (Loss)                            (2,822)                   -
   Retained Earnings                                                        60,869                   3,443
                                                                            ------                   -----
        Total Common Shareowner's Equity                                   847,770                 793,099
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                                    8,736                   8,736
      Subject to Mandatory Redemption                                       64,945                  64,945
   Long-term Debt                                                        1,349,874               1,298,939
                                                                         ---------               ---------

           TOTAL CAPITALIZATION                                          2,271,325               2,165,719
                                                                         ---------               ---------

OTHER NONCURRENT LIABILITIES:
   Nuclear Decommissioning                                                 576,267                 560,628
   Other                                                                   101,000                 108,600
                                                                           -------                 -------

TOTAL OTHER NONCURRENT LIABILITIES                                         677,267                 669,228
                                                                           -------                 -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                       -                       90,000
   Advances from Affiliates                                                302,030                 253,582
   Accounts Payable:
      General                                                               99,800                 119,472
      Affiliated Companies                                                  53,775                  75,486
   Taxes Accrued                                                            99,671                  68,416
   Interest Accrued                                                         22,919                  21,639
   Obligations Under Capital Leases                                          9,141                 100,848
   Energy Trading Contracts                                              1,092,357               1,275,097
   Other                                                                    77,955                  97,070
                                                                            ------                  ------

           TOTAL CURRENT LIABILITIES                                     1,757,648               2,101,610
                                                                         ---------               ---------

DEFERRED INCOME TAXES                                                      472,626                 487,945
                                                                           -------                 -------

DEFERRED INVESTMENT TAX CREDITS                                            110,037                 113,773
                                                                           -------                 -------

DEFERRED GAIN ON SALE AND LEASEBACK - ROCKPORT PLANT UNIT 2                 79,445                  81,299
                                                                            ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                                         345,216                 156,736
                                                                           -------                 -------

DEFERRED CREDITS                                                            83,665                  42,237
                                                                            ------                  ------

CONTINGENCIES (Note 8)

                TOTAL CAPITALIZATION AND LIABILITIES                    $5,797,229              $5,818,547
                                                                        ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                 INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended June 30,
                                                                                          2001                2000
                                                                                          ----                ----
                                                                                                (in thousands)
OPERATING ACTIVITIES:
   Net Income (Loss)                                                                      $59,737            $ (75,734)
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                        83,090               81,423
      Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses (net)         (771)               3,722
      Unrecovered Fuel and Purchased Power Costs                                           18,751               18,751
      Amortization of Nuclear Outage Costs                                                 20,000               20,000
      Deferred Federal Income Taxes                                                        (4,256)             (12,038)
      Deferred Investment Tax Credits                                                      (3,736)              (3,773)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                            10,372               61,510
      Fuel, Materials and Supplies                                                        (13,858)              (1,464)
      Accrued Utility Revenues                                                              -                   44,428
      Accounts Payable                                                                    (41,383)             (14,093)
      Taxes Accrued                                                                        31,255              (28,268)
   Net Change in Energy Trading Contracts                                                 (80,056)              (8,935)
   Regulatory Liability - Trading Gains                                                    38,159                3,284
   Other (net)                                                                             12,261              (23,988)
                                                                                           ------              -------
           Net Cash Flows From Operating Activities                                       129,565               64,825
                                                                                          -------               ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                           (41,321)             (93,002)
      Buyout of Nuclear Fuel Leases                                                       (92,616)                -
      Other                                                                                   324                  587
                                                                                              ---                  ---
           Net Cash Flows Used For Investing Activities                                  (133,613)             (92,415)
                                                                                         --------              -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                                        (44,922)             (48,000)
      Retirement of Cumulative Preferred Stock                                                                    (314)
                                                                                            -
      Change in Short-term Debt (net)                                                                         (224,262)
                                                                                            -
      Change in Advances from Affiliates (net)                                             48,448              331,852
      Dividends Paid on Common Stock                                                                           (26,290)
                                                                                            -
      Dividends Paid on Cumulative Preferred Stock                                         (2,244)              (2,249)
                                                                                           ------               ------
           Net Cash Flows From Financing Activities                                         1,282               30,737
                                                                                            -----               ------

Net Increase (Decrease) in Cash and Cash Equivalents                                       (2,766)               3,147
Cash and Cash Equivalents at Beginning of Period                                           14,835                3,863
                                                                                           ------                -----
Cash and Cash Equivalents at End of Period                                               $ 12,069              $ 7,010
                                                                                         ========              =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $46,243,000 and $39,686,000 and for income taxes was $11,073,000 and $(2,365,000) in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $1,020,000 and $15,423,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

        We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution service. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
        Although revenues rose significantly, net income increased slightly in the quarter and declined by less than $1.0 million or 7% for the year-to-date period. Income statement line items which changed significantly were:
                                         Increase (Decrease)
                                         -------------------
                              Second Quarter            Year-to-Date
                           (in millions)     %     (in millions)     %
                           -------------     -     -------------     -
Operating Revenues               $96        28         $324         56
Purchased Power Expense           98        35          324         72
Other Operation Expense            2        20            7         29
Maintenance Expense               (3)      (39)          (4)       (28)
Federal Income Taxes               -      N.M.           (2)       (31)
Nonoperating Income                1        85            2        335
Interest Charges                  (1)      (11)          (1)        (8)

N.M. = Not Meaningful
        The significant increase in operating revenues resulted from increased wholesale prices and volumes. Our wholesale sales to and forward trades with other utility systems and power marketers rose by 15% in the quarter and 37% for the year-to-date period. The number of forward electricity contracts in AEP's traditional marketing area (up to two transmission systems from AEP's service territory) grew due to the expansion of our trading operation and increased liquidity in the markets. Wholesale prices increased reflecting market conditions during a period of high volatility in prices.
        Purchased power expense for the wholesale business increased due to higher wholesale prices and increased sales and trading volume.
        Other operation expense increased due to an increase in trading incentive compensation for the wholesale business, a decline in AEP transmission equalization credits for the energy delivery business and the cost of accounts receivable factoring for both businesses. Under the AEP East Region Transmission Agreement, KPCo and certain affiliates share the costs associated with the ownership of their transmission system based upon each company's peak demand and investment. An increase in KPCo's peak demand relative to its affiliates' peak demand was the main reason for the decline in transmission equalization credits.
        The effect of the costs of outages at our wholesale business' Big Sandy Plant in 2000 caused maintenance expense to decrease.

        Federal income taxes attributable to operations decreased due to a decline in pre-tax income.
        The increase in nonoperating income was due to an increase in net gains from non-regulated trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures, swaps) for the wholesale business.
        Interest charges declined due to lower outstanding debt balances and lower interest rates in 2001.

                             KENTUCKY POWER COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                    2001                2000                  2001              2000
                                                    ----                ----                  ----              ----
                                                                                (in thousands)
OPERATING REVENUES:                               $439,131               $342,660             $898,288          $574,114
                                                  --------               --------             --------          --------

OPERATING EXPENSES:
   Fuel                                             17,418                 17,871               35,374            34,673
   Purchased Power                                 381,913                283,653              775,778           451,385
   Other Operation                                  14,470                 12,103               29,198            22,487
   Maintenance                                       5,185                  8,438               10,614            14,805
   Depreciation and Amortization                     8,080                  7,676               16,107            15,279
   Taxes Other Than Federal Income Taxes             3,102                  2,659                6,836             5,493
   Federal Income Taxes                                599                    804                3,413             4,979
                                                       ---                    ---                -----             -----

           TOTAL OPERATING EXPENSES                430,767                333,204              877,320           549,101
                                                   -------                -------              -------           -------

OPERATING INCOME                                     8,364                  9,456               20,968            25,013

NONOPERATING INCOME                                  1,243                    671                2,718               625
                                                     -----                    ---                -----               ---

OME BEFORE INTEREST CHARGES                          9,607                 10,127               23,686            25,638

INTEREST CHARGES                                     6,865                  7,678               13,869            15,137
                                                     -----                  -----               ------            ------

NET INCOME                                      $    2,742                $ 2,449              $ 9,817           $10,501
                                                ==========                =======              =======           =======

                       STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                       Three Months Ended June 30,              Six Months Ended June 30,
                                           2001                2000                   2001           2000
                                           ----                ----                   ----           ----
                                                                       (in thousands)
NET INCOME                                $2,742                $2,449               $ 9,817         $10,501

OTHER COMPREHENSIVE INCOME (LOSS)
Cash Flow Interest Rate Hedge                (68)                -                    (1,422)             -
                                             ---               -------                ------              --

COMPREHENSIVE INCOME                      $2,674                $2,449               $ 8,395         $10,501
                                          ======                ======               =======         =======

The common stock of KPCo is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                   Three Months Ended June 30,              Six Months Ended June 30,
                                       2001                2000                   2001           2000
                                       ----                ----                   ----           ----
                                                                   (in thousands)
BALANCE AT BEGINNING OF PERIOD        $57,027               $67,572              $57,513         $67,110

NET INCOME                              2,742                 2,449                9,817          10,501

CASH DIVIDENDS DECLARED:
     Common Stock                       7,561                 7,590               15,122          15,180
                                        -----                 -----               ------          ------

BALANCE AT END OF PERIOD              $52,208               $62,431              $52,208         $62,431
                                      =======               =======              =======         =======

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                      June 30, 2001     December 31, 2000
                                                                      -------------     -----------------
                                                                                  (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                             $    270,699            $ 271,107
   Transmission                                                                368,978              360,563
   Distribution                                                                395,660              387,499
   General                                                                      66,695               67,476
   Construction Work in Progress                                                11,018               16,419
                                                                                ------               ------
        Total Electric Utility Plant                                         1,113,050            1,103,064
   Accumulated Depreciation and Amortization                                   372,856              360,648
                                                                               -------              -------
NET ELECTRIC UTILITY PLANT                                                     740,194              742,416
                                                                               -------              -------

OTHER PROPERTY AND INVESTMENTS                                                   6,139                6,559
                                                                                 -----                -----

LONG-TERM ENERGY TRADING CONTRACTS                                             150,630               76,657
                                                                               -------               ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                     2,513                2,270
   Accounts Receivable:
      Customers                                                                 29,029               34,555
      Affiliated Companies                                                      20,891               22,119
      Miscellaneous                                                              9,157                6,419
      Allowance for Uncollectible Accounts                                        (278)                (282)
   Fuel - at average cost                                                        4,690                4,760
   Materials and Supplies - at average cost                                     16,150               15,408
   Accrued Utility Revenues                                                         -                 6,500
   Energy Trading Contracts                                                    434,802              483,537
   Prepayments                                                                     951                  766
                                                                                   ---                  ---
TOTAL CURRENT ASSETS                                                           517,905              576,052
                                                                               -------              -------

REGULATORY ASSETS                                                               98,800               98,515
                                                                                ------               ------

DEFERRED CHARGES                                                                 7,334               11,817
                                                                                 -----               ------

TOTAL ASSETS                                                                $1,521,002           $1,512,016
                                                                            ==========           ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                       June 30, 2001       December 31, 2000
                                                                       -------------       -----------------
                                                                                   (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $50 Par Value:
      Authorized - 2,000,000 Shares
      Outstanding - 1,009,000 Shares                                     $   50,450                  $50,450
   Paid-in Capital                                                          158,750                  158,750
   Accumulated Other Comprehensive Income (Loss)                             (1,422)                     -
   Retained Earnings                                                         52,208                   57,513
                                                                             ------                   ------
        Total Common Shareowner's Equity                                    259,986                  266,713
   Long-term Debt                                                           270,996                  270,880
   Long-term Debt - Affiliated Company                                       75,000                     -
                                                                             ------                     -

           TOTAL CAPITALIZATION                                             605,982                  537,593
                                                                            -------                  -------

OTHER NONCURRENT LIABILITIES                                                 15,347                   18,348
                                                                             ------                   ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                            -                    60,000
   Advances from Affiliates                                                  47,231                   47,636
   Accounts Payable:
      General                                                                37,529                   32,043
      Affiliated Companies                                                   35,265                   37,506
   Customer Deposits                                                          4,676                    4,389
   Taxes Accrued                                                              5,279                   11,885
   Interest Accrued                                                           5,740                    5,610
   Energy Trading Contracts                                                 428,052                  496,884
   Other                                                                     10,269                   14,517
                                                                             ------                   ------

           TOTAL CURRENT LIABILITIES                                        574,041                  710,470
                                                                            -------                  -------

DEFERRED INCOME TAXES                                                       173,197                  165,935
                                                                            -------                  -------

DEFERRED INVESTMENT TAX CREDITS                                              11,063                   11,656
                                                                             ------                   ------

LONG-TERM ENERGY TRADING CONTRACTS                                          135,967                   61,632
                                                                            -------                   ------

DEFERRED CREDITS                                                              5,405                    6,382
                                                                              -----                    -----

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                     $1,521,002               $1,512,016
                                                                         ==========               ==========

See Notes to Financial Statements beginning on page L-1.

                             KENTUCKY POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                              Six Months Ended June 30,
                                                                             2001                  2000
                                                                             ----                  ----
                                                                                      (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                                $9,817             $ 10,501
   Adjustments for Noncash Items:
      Depreciation and Amortization                                          16,107               15,279
      Deferred Federal Income Taxes                                           7,921                2,563
      Deferred Investment Tax Credits                                          (593)                (596)
      Deferred Fuel Costs (net)                                              (1,241)                 910
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                               4,012               14,948
      Fuel, Materials and Supplies                                             (672)                 342
      Accrued Utility Revenues                                                6,500               13,737
      Accounts Payable                                                        3,245                  776
      Taxes Accrued                                                          (6,606)              (4,004)
   Net Change in Energy Trading Contracts                                   (19,735)              (3,955)
   Other                                                                     (3,289)                 (84)
                                                                             ------                  ---
           Net Cash Flows From Operating Activities                          15,466               50,417
                                                                             ------               ------

INVESTING ACTIVITIES:
      Construction Expenditures                                             (14,912)             (14,188)
      Proceeds from Sales of Property                                           216                -
                                                                                ---               ------
           Net Cash Flow Used for Investing Activities                      (14,696)             (14,188)
                                                                            -------              -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt - Affiliated Company                        75,000               -
      Retirement of Long-term Debt                                          (60,000)             (25,000)
      Change in Short-term Debt (net)                                         -                  (39,665)
      Change in Advances from Affiliates (net)                                 (405)              43,634
      Dividends Paid                                                        (15,122)             (15,180)
                                                                            -------              -------
           Net Cash Flows Used For Financing Activities                        (527)             (36,211)
                                                                               ----              -------

Net Increase in Cash and Cash Equivalents                                                             18
                                                                                243
Cash and Cash Equivalents at Beginning of Period                              2,270                  674
                                                                              -----                  ---
Cash and Cash Equivalents at End of Period                                   $2,513                $ 692
                                                                             ======                =====

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $13,692,000 and $15,046,000 and for income taxes was $6,010,000 and $5,921,000 in 2001 and 2000, respectively. Noncash acquisitions under capital leases were $760,000 and $1,836,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

         We have two businesses: wholesale which consists of the generation, marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. We belong to the AEP Power Pool and share in the revenues and costs of wholesale marketing and trading activities conducted on our behalf by the AEP Power Pool.
         Net income decreased $48 million or 82% for the second quarter of 2001 and $40 million or 39% for the year-to-date period due to an extraordinary loss recorded in the second quarter to recognize a stranded asset resulting from deregulation. Income before extraordinary item decreased by $26 million or 45% in the second quarter of 2001 and $19 million or 18% in the year-to-date period because of implementation of customer choice. In connection with the start of customer choice on January 1, 2001, the generation portion of residential rates was reduced by 5% and the amortization of transition regulatory assets began.
         Income statement line items which changed significantly were:
                                                  Increase (Decrease)
                                                  -------------------
                                        Second Quarter          Year-to-Date
                                     (in millions)     %    (in millions)    %
                                     -------------     -    -------------    -
Operating Revenues                        $191        13         $843        34
Purchased Power Expense                    204        22          845        57
Other Operation                             10        12           14         8
Maintenance Expense                          3         8           10        17
Depreciation and Amortization               19        48           40        52
Taxes Other Than Federal Income taxes        5        13            2         3
Federal Income Taxes                       (20)      (55)         (24)      (34)
Nonoperating Income                          7       N.M.          15       N.M.
Extraordinary Item                          22       N.M.          22       N.M.

N.M. = Not Meaningful

        The significant increase in revenues is due to increases in electric trading wholesale prices and volume of our wholesale business. Expansion of the wholesale business' trading operation and greater liquidity in the marketplace resulted in an increase in the number of forward electricity purchase and sales contracts made in AEP's traditional marketing area (up to two transmission systems from AEP's service territory). Wholesale trading volume increased 19% for the year-to-date period. The increase in wholesale prices reflects market conditions during a period of high volatility in prices.
        The increase in purchased power expense was attributable to the increase in the wholesale business' electric trading volume and prices.
        Other operation expense increased due to increases in uncollectible accounts and factored customer accounts receivable expenses of both the wholesale business and energy delivery business, the effect of gains in 2000 from the disposition of emission allowances, and trading incentive compensation of the wholesale business.

        Maintenance expenses increased due to planned outages at several of the wholesale business' plants for boiler overhauls and inspections.
        The commencement of amortization of transition regulatory assets in connection with the transition to customer choice and market-based pricing of electricity under Ohio deregulation accounted for the increase in depreciation and amortization expense.
        Federal income taxes attributable to operations decreased due to a decrease in pre-tax operating income. The increase in nonoperating income was due to an increase in net gains from the wholesale business' trading transactions outside of the AEP System's traditional marketing area and speculative financial transactions (options, futures and swaps).
        An extraordinary loss was recorded in June 2001 to recognize stranded prepaid Ohio excise taxes (See Note 2).

                       OHIO POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three Months Ended June 30,              Six Months Ended June 30,
                                                 2001                2000              2001                2000
                                                 ----                ----              ----                ----
                                                                             (in thousands)

OPERATING REVENUES                               $1,627,177          $1,436,330    $3,326,842            $2,484,167
                                                 ----------          ----------    ----------            ----------

OPERATING EXPENSES:
   Fuel                                             180,057             177,314       380,618               392,562
   Purchased Power                                1,146,655             943,060     2,325,561             1,480,788
   Other Operation                                   96,623              86,244       185,029               170,696
   Maintenance                                       36,448              33,595        71,848                61,625
   Depreciation and Amortization                     57,666              38,843       117,725                77,332
   Taxes Other Than Federal Income Taxes             46,193              41,055        87,054                84,787
   Federal Income Taxes                              16,468              36,251        47,184                71,296
                                                     ------              ------        ------                ------

           TOTAL OPERATING EXPENSES               1,580,110           1,356,362     3,215,019             2,339,086
                                                  ---------           ---------     ---------             ---------

OPERATING INCOME                                     47,067              79,968       111,823               145,081

NONOPERATING INCOME                                   7,809               1,250        18,917                 4,150
                                                      -----               -----        ------                 -----

INCOME BEFORE INTEREST CHARGES                       54,876              81,218       130,740               149,231

INTEREST CHARGES                                     22,782              22,985        45,249                44,782
                                                     ------              ------        ------                ------

INCOME BEFORE EXTRAORDINARY ITEM                     32,094              58,233        85,491               104,449

EXTRAORDINARY LOSS - EFFECTS OF
  DEREGULATION (INCLUSIVE OF TAX BENEFIT
  OF $11,585,000)                                   (21,515)              -           (21,515)                -
                                                    -------               -----       -------                 -

NET INCOME                                           10,579              58,233        63,976               104,449

PREFERRED STOCK DIVIDEND REQUIREMENTS                   316                 315           630                   636
                                                        ---                 ---           ---                   ---

EARNINGS APPLICABLE TO COMMON STOCK             $    10,263            $ 57,918  $     63,346              $103,813
                                                ===========            ========  ============              ========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                          Three Months Ended June 30,              Six Months Ended June 30,
                                              2001                2000                    2001          2000
                                              ----                ----                    ----          ----
                                                                          (in thousands)
NET INCOME                                   $10,579             $58,233                $63,976         $104,449

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign Currency Exchange Rate Hedge        (104)              -                       (325)           -
                                                ----              ------                   ----           ------

COMPREHENSIVE INCOME                         $10,475             $58,233                $63,651         $104,449
                                             =======             =======                =======         ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                  Three Months Ended June 30,              Six Months Ended June 30,
                                      2001                2000              2001                2000
                                      ----                ----              ----                ----
                                                                  (in thousands)
BALANCE AT BEGINNING OF PERIOD      $415,425            $595,620        $398,086              $587,424

NET INCOME                            10,579              58,233          63,976               104,449

CASH DIVIDENDS DECLARED:
    Common Stock                      35,744              37,703          71,488                75,406
    Cumulative Preferred Stock           315                 316             629                   633
                                         ---                 ---             ---                   ---

BALANCE AT END OF PERIOD            $389,945            $615,834        $389,945              $615,834
                                    ========            ========        ========              ========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        June 30, 2001       December 31, 2000
                                                        -------------       -----------------
                                                                      (in thousands)

ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                              $2,955,482              $2,764,155
   Transmission                                               884,720                 870,033
   Distribution                                             1,059,174               1,040,940
   General (including mining assets)                          523,987                 707,417
   Construction Work in Progress                               83,461                 195,086
                                                               ------                 -------
        Total Electric Utility Plant                        5,506,824               5,577,631
   Accumulated Depreciation and Amortization                2,670,874               2,764,130
                                                            ---------               ---------
NET ELECTRIC UTILITY PLANT                                  2,835,950               2,813,501
                                                            ---------               ---------

OTHER PROPERTY AND INVESTMENTS                                114,811                 109,124
                                                              -------                 -------

LONG-TERM ENERGY TRADING CONTRACTS                            479,759                 256,455
                                                              -------                 -------

CURRENT ASSETS:
   Cash and Cash Equivalents                                   28,943                  31,393
   Advances to Affiliates                                          -                   92,486
   Accounts Receivable:
      Customers                                               174,891                 139,732
      Affiliated Companies                                    141,778                 126,203
      Miscellaneous                                            26,188                  39,046
      Allowance for Uncollectible Accounts                     (1,026)                 (1,054)
   Fuel - at average cost                                     100,400                  82,291
   Materials and Supplies - at average cost                    75,692                  96,053
   Energy Trading Contracts                                 1,389,132               1,617,660
   Prepayments and Other                                       17,766                  33,146
                                                               ------                  ------
TOTAL CURRENT ASSETS                                        1,953,764               2,256,956
                                                            ---------               ---------

REGULATORY ASSETS                                             674,099                 714,710
                                                              -------                 -------

DEFERRED CHARGES                                               59,384                 101,690
                                                               ------                 -------

TOTAL ASSETS                                               $6,117,767              $6,252,436
                                                           ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                June 30, 2001       December 31, 2000
                                                                -------------       -----------------
                                                                              (in thousands)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - No Par Value:
      Authorized - 40,000,000 Shares
      Outstanding - 27,952,473 Shares                             $   321,201                $321,201
   Paid-in Capital                                                    462,483                 462,483
   Accumulated Other Comprehensive Income (Loss)                         (325)                  -
   Retained Earnings                                                  389,945                 398,086
                                                                      -------                 -------
        Total Common Shareholder's Equity                           1,173,304               1,181,770
   Cumulative Preferred Stock:
      Not Subject to Mandatory Redemption                              16,648                  16,648
      Subject to Mandatory Redemption                                   8,850                   8,850
   Long-term Debt                                                   1,078,354               1,077,987
                                                                    ---------               ---------

           TOTAL CAPITALIZATION                                     2,277,156               2,285,255
                                                                    ---------               ---------

OTHER NONCURRENT LIABILITIES                                          515,450                 542,017
                                                                      -------                 -------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                      -                  117,506
   Advances from Affiliates                                           252,323                    -
   Accounts Payable - General                                         160,578                 179,691
   Accounts Payable - Affiliated Companies                             77,477                 121,360
   Customer Deposits                                                    7,368                  39,736
   Taxes Accrued                                                      184,079                 223,101
   Interest Accrued                                                    24,299                  20,458
   Obligations Under Capital Leases                                    14,057                  32,716
   Energy Trading Contracts                                         1,358,005               1,662,315
   Other                                                              140,792                 151,934
                                                                      -------                 -------

           TOTAL CURRENT LIABILITIES                                2,218,978               2,548,817
                                                                    ---------               ---------

DEFERRED INCOME TAXES                                                 609,885                 621,941
                                                                      -------                 -------

DEFERRED INVESTMENT TAX CREDITS                                        23,644                  25,214
                                                                       ------                  ------

LONG-TERM ENERGY TRADING CONTRACTS                                    431,934                 206,187
                                                                      -------                 -------

REGULATORY LIABILITIES AND DEFERRED CREDITS                            40,720                  23,005
                                                                       ------                  ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                               $6,117,767              $6,252,436
                                                                   ==========              ==========

See Notes to Financial Statements beginning on page L-1.

                       OHIO POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                    2001                       2000
                                                                                    ----                       ----
                                                                                              (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                                      $  63,976              $ 104,449
   Adjustments for Noncash Items:
      Depreciation                                                                    93,161                100,439
      Amortization of Transition Assets                                               36,705                   -
      Deferred Federal Income Taxes                                                      116                 (6,387)
      Deferred Fuel Costs (net)                                                          -                   (8,844)
      Amortization of Deferred Property Taxes                                         40,596                 39,944
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                      (37,904)               (88,341)
      Fuel, Materials and Supplies                                                     2,252                 47,680
      Accrued Utility Revenues                                                           264                 45,575
      Prepayments and Other Current Assets                                            15,116                 (6,219)
      Accounts Payable                                                               (62,996)               129,756
      Customer Deposits                                                              (32,368)                (1,209)
      Taxes Accrued                                                                  (39,022)               (44,129)
      Interest Accrued                                                                 3,841                  1,334
   Energy Trading Contract (net)                                                     (73,339)                (8,546)
   Other (net)                                                                       (24,345)                10,864
                                                                                     -------                 ------
           Net Cash Flows From (Used For) Operating Activities                       (13,947)               316,366
                                                                                     -------                -------

INVESTING ACTIVITIES:
      Construction Expenditures                                                     (151,314)               (91,118)
      Proceeds from Sale of Property and Other                                         7,626                  -
                                                                                       -----                 ------
           Net Cash Flows Used For Investing Activities                             (143,688)               (91,118)
                                                                                    --------                -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                          -                  74,748
      Change in Advances to Affiliates (net)                                         344,809               (148,965)
      Change in Short-term Debt (net)                                                     -                (194,918)
      Retirement of Cumulative Preferred Stock                                            -                    (160)
      Retirement of Long-term Debt                                                  (117,506)               (11,752)
      Dividends Paid on Common Stock                                                 (71,488)               (75,406)
      Dividends Paid on Cumulative Preferred Stock                                      (630)                  (633)
                                                                                        ----                   ----
           Net Cash Flows From (Used For) Financing Activities                       155,185               (357,086)
                                                                                     -------               --------

Net Decrease in Cash and Cash Equivalents                                             (2,450)              (131,838)
Cash and Cash Equivalents at Beginning of Period                                      31,393                157,138
                                                                                      ------                -------
Cash and Cash Equivalents at End of Period                                       $    28,943               $ 25,300
                                                                                 ===========               ========

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $40,580,000 and $40,791,000 and for income taxes was $54,694,000 and $64,597,000 in 2001 and
2000, respectively. Noncash acquisitions under capital leases were $522,000 and $8,422,000 in 2001 and 2000, respectively.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

              We have two businesses: wholesale which consists of generation, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW, we participate in power marketing and trading activities conducted on our behalf by the AEP System.
         Although revenues increased substantially, operating expenses increased by a greater amount causing net income to decrease by $2.8 million or 19% in the second quarter and $5.5 million or 35% in the first half of 2001.
        Income statement line items which changed significantly were:
                                        Increase (Decrease)
                                        -------------------
                            Second Quarter                Year-to-Date
                         (in millions)     %     (in millions)         %
                         -------------     -     -------------         -
Operating Revenues           $189         90        $384             104
Fuel Expense                   70         92         110              75
Purchased Power Expense       118        373         264             505
Other Operation Expense         6         21          17              32
Federal Income Taxes           (3)       (40)         (5)            (61)

         The significant increase in operating revenues was due to participation in the AEP System's power marketing and trading activities subsequent to June 2000. Revenues for the year-to-date period also increased as a result of the absence of a 2000 adjustment due to a FERC-approved Transmission Coordination Agreement, which decreased revenues and other operation expenses in 2000. The transmission coordination agreement provides the means by which the AEP West electric operating companies plan, operate and maintain their four separate transmission systems as a single unit. The agreement also established the method by which these companies allocate revenues and costs received under open access transmission tariffs.
         Fuel expense increased due primarily to a rise in the average unit fuel cost reflecting an increase in natural gas prices.
         The increase in purchased power expense was primarily attributable to participation in the AEP System's power marketing and trading activities.
         Other operation expenses increased in the second quarter due to increased transmission expenses, public liability insurance premiums, and power trading incentive compensation. Expenses increased for the first half of 2001 due mainly to the absence of a 2000 favorable adjustment due to the FERC-approved Transmission Coordination Agreement mentioned above, along with increased incentive compensation for power trading and transmission expenses.

         Federal income tax expense associated with utility operations decreased as a result of a decline in pre-tax book income.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Three Months Ended June 30,              Six Months Ended June 30,
                                                    2001                2000               2001               2000
                                                    ----                ----               ----               ----
                                                                                (in thousands)

OPERATING REVENUES                                 $398,194             $209,172     $754,333                $370,501
                                                   --------             --------     --------                --------

OPERATING EXPENSES:
   Fuel                                             145,927               75,808      257,728                 147,394
   Purchased Power                                  149,261               31,541      315,807                  52,207
   Other Operation                                   34,332               28,476       68,889                  52,232
   Maintenance                                       12,859               13,408       22,689                  21,995
   Depreciation and Amortization                     19,673               18,926       39,144                  37,838
   Taxes Other Than Federal Income Taxes              9,550                8,819       16,923                  16,058
   Federal Income Taxes                               4,650                7,692        2,871                   7,415
                                                      -----                -----        -----                   -----

           TOTAL OPERATING EXPENSES                 376,252              184,670      724,051                 335,139
                                                    -------              -------      -------                 -------

OPERATING INCOME                                     21,942               24,502       30,282                  35,362

NONOPERATING INCOME                                      92                  494          695                     716
                                                         --                  ---          ---                     ---

INCOME BEFORE INTEREST CHARGES                       22,034               24,996       30,977                  36,078

INTEREST CHARGES                                     10,113               10,296       20,616                  20,213
                                                     ------               ------       ------                  ------

NET INCOME                                           11,921               14,700       10,361                  15,865

PREFERRED STOCK DIVIDEND REQUIREMENTS                    53                   53          106                     106
                                                         --                   --          ---                     ---

EARNINGS APPLICABLE TO COMMON STOCK                $ 11,868             $ 14,647      $10,255                $ 15,759
                                                   ========             ========      =======                ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                          2001                2000            2001               2000
                                          ----                ----            ----               ----
                                                                   (in thousands)
BALANCE AT BEGINNING OF PERIOD          $123,015             $123,348       $137,688           $139,236

NET INCOME                                11,921               14,700         10,361             15,865
CASH DIVIDENDS DECLARED:
    Common Stock                          13,060               17,000         26,120             34,000
    Preferred Stock                           53                   53            106                106
                                              --                   --            ---                ---

BALANCE AT END OF PERIOD                $121,823             $120,995       $121,823           $120,995
                                        ========             ========       ========           ========

The common stock of PSO is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30, 2001      December 31, 2000
                                                         -------------      -----------------
                                                                      (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                              $   914,958               $914,096
   Transmission                                                415,083                396,695
   Distribution                                                960,152                938,053
   General                                                     209,171                206,731
   Construction Work in Progress                               157,452                149,095
                                                               -------                -------
        Total Electric Utility Plant                         2,656,816              2,604,670
   Accumulated Depreciation and Amortization                 1,167,875              1,150,253
                                                             ---------              ---------
NET ELECTRIC UTILITY PLANT                                   1,488,941              1,454,417
                                                             ---------              ---------

OTHER PROPERTY AND INVESTMENTS                                  39,749                 38,211
                                                                ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                              26,801                 52,629
                                                                ------                 ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                    10,906                 11,301
   Accounts Receivable:
      Customers                                                 32,105                 59,957
      Affiliated Companies                                      13,817                  3,453
   Fuel - at LIFO costs                                         20,078                 28,113
   Materials and Supplies - at average costs                    31,583                 29,642
   Under-recovered Fuel Costs                                   11,519                 43,267
   Energy Trading Contracts                                     93,037                382,380
   Prepayments                                                   2,816                  1,559
                                                                 -----                  -----
TOTAL CURRENT ASSETS                                           215,861                559,672
                                                               -------                -------

REGULATORY ASSETS                                               23,106                 29,338
                                                                ------                 ------

DEFERRED CHARGES                                                22,116                  7,889
                                                                ------                  -----

TOTAL ASSETS                                                $1,816,574             $2,142,156
                                                            ==========             ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   June 30, 2001      December 31, 2000
                                                                                   -------------      -----------------
                                                                                                (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $15 Par Value:
      Authorized Shares: 11,000,000 Shares
      Issued Shares: 10,482,000 shares and
      Outstanding Shares: 9,013,000 Shares                                             $   157,230              $157,230
   Paid-in Capital                                                                         180,000               180,000
   Retained Earnings                                                                       121,823               137,688
                                                                                           -------               -------
        Total Common Shareholder's Equity                                                  459,053               474,918
   Cumulative Preferred Stock Not Subject to Mandatory Redemption                            5,283                 5,283
   PSO-Obligated, Mandatorily Redeemable Preferred Securities of Subsidiary
     Trust Holding Solely Junior Subordinated Debentures of PSO                             75,000                75,000
   Long-term Debt                                                                          450,975               450,822
                                                                                           -------               -------

           TOTAL CAPITALIZATION                                                            990,311             1,006,023
                                                                                           -------             ---------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                                            -                20,000
   Advances from Affiliates                                                                147,447                81,120
   Accounts Payable - General                                                               60,949               104,379
   Accounts Payable - Affiliated Companies                                                  55,104                64,556
   Customers Deposits                                                                       22,497                19,294
   Taxes Accrued                                                                            29,665                 1,659
   Interest Accrued                                                                          7,389                 8,336
   Energy Trading Contracts                                                                 92,367               389,279
   Other                                                                                    12,615                12,137
                                                                                            ------                ------

           TOTAL CURRENT LIABILITIES                                                       428,033               700,760
                                                                                           -------               -------

DEFERRED INCOME TAXES                                                                      302,746               312,060
                                                                                           -------               -------

DEFERRED INVESTMENT TAX CREDITS                                                             34,888                35,783
                                                                                            ------                ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                                                 32,342                35,292
                                                                                            ------                ------

LONG-TERM ENERGY TRADING CONTRACTS                                                          28,254                52,238
                                                                                            ------                ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                                    $1,816,574            $2,142,156
                                                                                        ==========            ==========

See Notes to Financial Statements beginning on page L-1.

               PUBLIC SERVICE COMPANY OF OKLAHOMA AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended June 30,
                                                                                   2001                2000
                                                                                   ----                ----
                                                                                          (in thousands)

OPERATING ACTIVITIES:
   Net Income                                                                 $  10,361                  $15,865
   Adjustments for Noncash Items:
      Depreciation and Amortization                                              39,144                   37,838
      Deferred Income Taxes                                                     (10,754)                  18,715
      Deferred Investment Tax Credits                                              (895)                    (896)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                  17,488                   (2,608)
      Fuel, Materials and Supplies                                                6,094                    1,932
      Accounts Payable                                                          (52,882)                  48,788
      Taxes Accrued                                                              28,006                  (22,413)
   Other Property and Investments                                                (1,178)                   2,391
   Transmission Coordination Agreement Settlement                                    -                   (15,063)
   Deferred Property Taxes                                                      (14,951)                    -
   Fuel Recovery                                                                 31,748                  (25,571)
   Other (net)                                                                   (5,276)                     796
                                                                                 ------                      ---
           Net Cash Flows From Operating Activities                              46,905                   59,774
                                                                                 ------                   ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                 (67,042)                 (80,997)
      Other                                                                        (359)                  (4,694)
                                                                                   ----                   ------
           Net Cash Flows Used For Investing Activities                         (67,401)                 (85,691)
                                                                                -------                  -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                              (20,000)                 (10,000)
      Retirement of Cumulative Preferred Stock                                       -                        (1)
      Change in Advances from Affiliates (net)                                   66,327                   69,690
      Dividends Paid on Common Stock                                            (26,120)                 (34,000)
      Dividends Paid on Cumulative Preferred Stock                                 (106)                    (108)
                                                                                   ----                     ----
           Net Cash Flows From Financing Activities                              20,101                   25,581
                                                                                 ------                   ------

Net Increase in Cash and Cash Equivalents                                          (395)                    (336)
Cash and Cash Equivalents at Beginning of Period                                 11,301                    3,173
                                                                                 ------                    -----
Cash and Cash Equivalents at End of Period                                      $10,906                   $2,837
                                                                                =======                   ======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $19,011,000 and $16,754,000 and for income taxes was $1,978,000 and $11,725,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

              We have two businesses: wholesale which consists of generation, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW, we participate in power marketing and trading activities conducted on our behalf by the AEP System.
         Net income increased $11.2 million, or 42%, for the first half of 2001 despite a small decrease in the quarter of $1 million, or 5%. The increase for the first half of 2001 resulted from the favorable impact of our power marketing and trading operations. Income statement line items which changed significantly were:
                                                    Increase (Decrease)
                                                    -------------------
                                          Second Quarter         Year-to-Date
                                        (in millions)     %   (in millions)   %
                                        -------------     -   -------------   -
Operating Revenues                           $162        60      $376        78
Fuel Expense                                   10         9        39        19
Purchased Power Expense                       149       776       307       991
Other Operation Expense                        (3)       (9)        1         2
Depreciation and Amortization                   6        21         7        12
Taxes Other Than Federal Income Taxes           2        11         5        21
Federal Income Taxes                            -         -         6        73

         The significant increase in operating revenues and purchased power expense for the quarter and first half of 2001 resulted from increased trading volumes of the wholesale business due to the post merger favorable impact of AEP's power marketing and trading operations. SWEPCo began sharing in AEP's marketing and trading transactions as a result of the merger of AEP and CSW in June 2000.
         Fuel expense for the wholesale business increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
         Other operation expense decreased for the quarter due to the reversal of a $4 million environmental reserve originally recorded in the fourth quarter of 1999. The reserve was set up for expected remediation work at a site on which a manufactured gas plant previously resided. In June 2001, the site was donated to a city for use as a major civic complex. As part of the donation, the city agreed to hold us harmless from any future liability arising from the site. Other operation expense increased for the year-to-date period as a result of a bad debt write-off, our share of power trading incentive compensation incurred since the June 2000 merger and increased transmission services expense partially offset by the reversal of the $4 million environmental reserve.
         Depreciation and amortization expenses increased due to an increase in excess earnings accruals under the Texas restructuring legislation.

         Taxes other than federal income taxes increased during the second quarter due to increased state income taxes reflecting higher state taxable income. The increase for the first six months of 2001 is due to a favorable adjustment of ad valorem taxes recorded in 2000 and increased state income taxes due to increased state taxable income.
        The increase in federal income tax expense attributable to operations was primarily due to an increase in pre-tax operating income.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                  2001                2000              2001                2000
                                                  ----                ----              ----                ----
                                                                              (in thousands)
OPERATING REVENUES                             $434,795               $272,409        $860,484             $484,565
                                               --------               --------        --------             --------

OPERATING EXPENSES:
   Fuel                                           124,151              113,773         242,397              203,125
   Purchased Power                                168,671               19,252         337,528               30,950
   Other Operation                                 34,071               37,362          73,339               72,060
   Maintenance                                     20,431               20,906          35,667               35,212
   Depreciation and Amortization                   33,328               27,525          61,458               54,882
   Taxes Other Than Federal Income Taxes           14,986               13,455          29,252               24,116
   Federal Income Taxes                             6,508                6,840          14,208                8,193
                                                    -----                -----          ------                -----

           TOTAL OPERATING EXPENSES               402,146              239,113         793,849              428,538
                                                  -------              -------         -------              -------

OPERATING INCOME                                   32,649               33,296          66,635               56,027

NONOPERATING INCOME                                    30                  678             277                  445
                                                       --                  ---             ---                  ---

INCOME BEFORE INTEREST CHARGES                     32,679               33,974          66,912               56,472

INTEREST CHARGES                                   14,895               15,188          29,259               30,023
                                                   ------               ------          ------               ------

NET INCOME                                         17,784               18,786          37,653               26,449

PREFERRED STOCK DIVIDEND REQUIREMENTS                  58                   57             115                  114
                                                       --                   --             ---                  ---

EARNINGS APPLICABLE TO COMMON STOCK             $  17,726          $    18,729       $  37,538             $ 26,335
                                                =========          ===========       =========             ========

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                         Three Months Ended June 30,              Six Months Ended June 30,
                                             2001                2000              2001                2000
                                             ----                ----              ----                ----
                                                                         (in thousands)
BALANCE AT BEGINNING OF PERIOD            $295,248             $275,652          $293,989              $283,546

    NET INCOME                              17,784               18,786            37,653                26,449

 CASH DIVIDENDS DECLARED:
    Common Stock                            18,552               15,500            37,105                31,000
    Preferred Stock                             58                   57               115                   114
                                                --                   --               ---                   ---

BALANCE AT END OF PERIOD                  $294,422             $278,881          $294,422              $278,881
                                          ========             ========          ========              ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30, 2001      December 31, 2000
                                                          -------------      -----------------
                                                                       (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                $1,472,831            $1,414,527
   Transmission                                                 531,793               519,317
   Distribution                                               1,024,442             1,001,237
   General                                                      327,976               325,948
   Construction Work in Progress                                 48,381                57,995
                                                                 ------                ------
        Total Electric Utility Plant                          3,405,423             3,319,024
   Accumulated Depreciation and Amortization                  1,500,099             1,457,005
                                                              ---------             ---------
NET ELECTRIC UTILITY PLANT                                    1,905,324             1,862,019
                                                              ---------             ---------

OTHER PROPERTY AND INVESTMENTS                                   41,443                39,627
                                                                 ------                ------

LONG-TERM ENERGY TRADING CONTRACTS                               32,212                63,028
                                                                 ------                ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                      1,954                 1,907
   Accounts Receivable:
      Customers                                                  50,532                41,399
      Affiliated Companies                                           -                 11,419
   Fuel Inventory - at average cost                              43,194                40,024
   Under-recovered Fuel                                          44,916                35,469
   Materials and Supplies - at average cost                      30,004                25,137
   Energy Trading Contracts                                     112,529               457,936
   Prepayments                                                   18,562                16,780
                                                                 ------                ------
TOTAL CURRENT ASSETS                                            301,691               630,071
                                                                -------               -------

REGULATORY ASSETS                                                52,123                57,082
                                                                 ------                ------

DEFERRED CHARGES                                                 83,774                10,707
                                                                 ------                ------

TOTAL ASSETS                                                 $2,416,567            $2,662,534
                                                             ==========            ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 June 30, 2001       December 31, 2000
                                                                 -------------       -----------------
                                                                               (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $18 Par Value:
      Authorized - 7,600,000 Shares
      Outstanding - 7,536,640 Shares                                 $   135,660             $135,660
   Paid-in Capital                                                       245,000              245,000
   Retained Earnings                                                     294,422              293,989
                                                                         -------              -------
        Total Common Shareowner's Equity                                 675,082              674,649

Preferred Stock                                                            4,704                4,704
SWEPCO-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF SWEPCO                                      110,000              110,000
Long-term Debt                                                           494,876              645,368
                                                                         -------              -------

TOTAL CAPITALIZATION                                                   1,284,662            1,434,721
                                                                       ---------            ---------

OTHER NONCURRENT LIABILITIES                                              32,377               11,290
                                                                          ------               ------

CURRENT LIABILITIES:
   Long-term Debt Due Within One Year                                    150,595                  595
   Advances from Affiliates                                              136,483               16,823
   Accounts Payable - General                                             63,892              107,747
   Accounts Payable - Affiliated Companies                                34,650               36,021
   Customer Deposits                                                      20,471               16,433
   Taxes Accrued                                                          52,382               11,224
   Interest Accrued                                                       13,466               13,198
   Energy Trading Contracts                                              111,582              466,198
   Other                                                                  20,487               15,064
                                                                          ------               ------

           TOTAL CURRENT LIABILITIES                                     604,008              683,303
                                                                         -------              -------

DEFERRED INCOME TAXES                                                    396,364              399,204
                                                                         -------              -------

DEFERRED INVESTMENT TAX CREDITS                                           50,955               53,167
                                                                          ------               ------

REGULATORY LIABILITIES AND DEFERRED CREDITS                               15,189               18,288
                                                                          ------               ------

LONG-TERM ENERGY TRADING CONTRACTS                                        33,012               62,561
                                                                          ------               ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                  $2,416,567           $2,662,534
                                                                      ==========           ==========

See Notes to Financial Statements beginning on page L-1.

              SOUTHWESTERN ELECTRIC POWER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended June 30,
                                                                                2001                2000
                                                                                ----                ----
                                                                                        (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                              $  37,653                $26,449
   Adjustments for Noncash Items:
      Depreciation and Amortization                                           61,458                 54,882
      Deferred Income Taxes                                                   (4,546)                 9,960
      Deferred Investment Tax Credits                                         (2,212)                (2,241)
      Deferred Property Taxes                                                (17,703)                  -
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                2,286                  8,375
      Fuel, Materials and Supplies                                            (4,266)                (5,890)
      Accounts Payable                                                       (45,226)                29,989
      Taxes Accrued                                                           41,158                 (8,474)
      Transmission Coordination Agreement Settlement                              -                 (24,406)
      Fuel Recovery                                                           (9,447)               (18,218)
   Other                                                                      (5,553)                   647
                                                                              ------                    ---
           Net Cash Flows From Operating Activities                           53,602                 71,073
                                                                              ------                 ------

INVESTING ACTIVITIES:
      Construction Expenditures                                              (49,418)               (61,879)
      Purchase of Dolet Hills                                                (85,716)                  -
      Other                                                                     (411)                (4,338)
                                                                                ----                 ------
           Net Cash Flows Used For Investing Activities                     (135,545)               (66,217)
                                                                            --------                -------

FINANCING ACTIVITIES:
      Issuance of Long-term Debt                                                  -                 149,367
      Retirement of Long-term Debt                                              (450)               (45,451)
      Change in Advances from Affiliates (net)                               119,660                (77,655)
      Dividends Paid on Common Stock                                         (37,105)               (31,000)
      Dividends Paid on Cumulative Preferred Stock                              (115)                  (119)
                                                                                ----                   ----
           Net Cash Flows From (Used For) Financing Activities                81,990                 (4,858)
                                                                              ------                 ------

Net Increase (Decrease) in Cash and Cash Equivalents                              47                     (2)
Cash and Cash Equivalents at Beginning of Period                               1,907                  3,043
                                                                               -----                  -----
Cash and Cash Equivalents at End of Period                                 $   1,954                $ 3,041
                                                                           =========                =======

Supplemental Disclosure:
Cash paid for interest net of capitalized amounts was $25,743,000 and $20,711,000 and for income taxes was $4,144,000 and $14,270,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 vs. SECOND QUARTER 2000
                                       AND
                     YEAR-TO-DATE 2001 vs. YEAR-TO-DATE 2000

                  We have two businesses: wholesale which consists of generation, power marketing and trading of electricity; and energy delivery which consists of transmission and distribution services. Since the merger of AEP and CSW, we participate in power marketing and trading activities conducted on our behalf by the AEP System.
                  Net income decreased $1.9 million or 24% for the quarter and was $4.9 million, or 41%, lower for the six months ended June 30, 2001. The decreases were primarily due to increased operating expenses primarily higher transmission related expenses offset in part by trading related activities and nonoperating income. Income statement line items which changed significantly were:
                                           Increase (Decrease)
                                           -------------------
                                  Second Quarter         Year-to-Date
                               (in millions)      %  (in millions)     %
                               -------------      -  -------------     -
       Operating Revenues           $62          47     $161          71
       Fuel Expense                   -           -       31          41
       Purchased Power Expense       58         258      125         334
       Other Operation Expense       10          61       15          42
       Maintenance Expense            2          40        2          17
       Federal Income Taxes          (3)        (56)      (5)        (69)
       Nonoperating Income            3          82        4         127

                  The significant increase in operating revenues was primarily due to the participation in the AEP System's power marketing and trading activities subsequent to June 2000 and higher fuel related revenues due to increased fuel and purchased power expense of the wholesale business. WTU began sharing in AEP's marketing and trading transactions as a result of the merger of AEP and CSW in June 2000.
                  Fuel expense increased due primarily to an increase in the average unit cost of fuel as a result of higher spot market natural gas prices.
                  Purchased power expense's significant rise was primarily attributable to participation in AEP's trading operation and the impact of natural gas prices on wholesale purchased power prices.
                  Other operation expense increase is due primarily to a 2000 reduction in energy delivery's transmission expenses that resulted from new prices for the Electric Reliability Council of Texas (ERCOT) transmission grid. Other operation expense also increased year-to-date due to a favorable adjustment made in January 2000 related to the FERC approved Transmission Coordination Agreement.
                  Maintenance expense increased due to a scheduled overhaul in 2001 of Oklaunion Power Plant of our wholesale business.

Federal income taxes attributable to operations decreased due primarily to a decrease in pre-tax income. The increase in nonoperating income was due primarily to a loss provision recorded in the second quarter of 2000 for the termination of merchandise sales and the cost of phasing out the merchandising sales program.

                          WEST TEXAS UTILITIES COMPANY
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                        2001                2000             2001                2000
                                                        ----                ----             ----                ----
                                                                                (in thousands)
OPERATING REVENUES                                    $192,839            $130,742        $387,845            $227,277
                                                      --------            --------        --------            --------

OPERATING EXPENSES:

   Fuel                                                 46,848              47,207         106,753              75,787
   Purchased Power                                      80,485              22,455         162,177              37,348
   Other Operation                                      25,355              15,751          51,111              36,055
   Maintenance                                           7,046               5,045          11,608               9,907
   Depreciation and Amortization                        11,529              11,292          23,300              22,533
   Taxes Other Than Federal Income Taxes                 6,775               6,653          12,813              11,616
   Federal Income Taxes                                  2,373               5,401           2,263               7,312
                                                         -----               -----           -----               -----

           TOTAL OPERATING EXPENSES                    180,411             113,804         370,025             200,558
                                                       -------             -------         -------             -------

OPERATING INCOME                                        12,428              16,938          17,820              26,719

NONOPERATING INCOME (LOSS)                                (553)             (3,149)            878              (3,239)
                                                          ----              ------             ---              ------

INCOME BEFORE INTEREST CHARGES                          11,875              13,789          18,698              23,480

INTEREST CHARGES                                         5,742               5,719          11,674              11,577
                                                         -----               -----          ------              ------

NET INCOME                                               6,133               8,070           7,024              11,903

PREFERRED STOCK DIVIDEND REQUIREMENTS                       26                  26              52                  52
                                                            --                  --              --                  --

EARNINGS APPLICABLE TO COMMON STOCK                  $   6,107             $ 8,044       $   6,972             $11,851
                                                     =========             =======       =========             =======

                         STATEMENTS OF RETAINED EARNINGS
                                   (UNAUDITED)

                                   Three Months Ended June 30,              Six Months Ended June 30,
                                       2001                2000          2001                   2000
                                       ----                ----          ----                   ----
                                                                (in thousands)
BALANCE AT BEGINNING OF PERIOD       $116,247            $112,549      $122,588              $113,242
NET INCOME                              6,133               8,070         7,024                11,903

DEDUCTIONS:
   Cash Dividends Declared:
    Common Stock                        7,206               4,500        14,412                 9,000
    Preferred Stock                        26                  26            52                    52
                                           --                  --            --                    --

BALANCE AT END OF PERIOD             $115,148            $116,093      $115,148              $116,093
                                     ========            ========      ========              ========

The common stock of the Company is wholly owned by AEP.

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                          June 30, 2001      December 31, 2000
                                                          -------------      -----------------
                                                                       (in thousands)
ASSETS
------
ELECTRIC UTILITY PLANT:
   Production                                                 $  437,880             $  431,793
   Transmission                                                  236,532                235,303
   Distribution                                                  424,258                416,587
   General                                                       112,139                110,832
   Construction Work in Progress                                  35,156                 34,824
                                                                  ------                 ------
        Total Electric Utility Plant                           1,245,965              1,229,339
   Accumulated Depreciation and Amortization                     531,411                515,041
                                                                 -------                -------
NET ELECTRIC UTILITY PLANT                                       714,554                714,298
                                                                 -------                -------

OTHER PROPERTY AND INVESTMENTS                                    24,100                 23,154
                                                                  ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                                10,705                 20,944
                                                                  ------                 ------

CURRENT ASSETS:
   Cash and Cash Equivalents                                                              6,941
                                                                   3,982
   Accounts Receivable:
      Customers                                                   19,111                 36,217
      Affiliated Companies                                         8,271                 16,095
      Allowance for Uncollectible Accounts                          (299)                  (288)
   Fuel Inventory - at average cost                               14,861                 12,174
   Materials and Supplies - at average cost                       11,099                 10,510
   Underrecovered Fuel                                            59,129                 68,107
   Energy Trading Contracts                                       37,398                152,174
   Prepayments and Other Current Assets                                                     851
                                                                                            ---
                                                                     811
TOTAL CURRENT ASSETS                                             154,363                302,781
                                                                 -------                -------

REGULATORY ASSETS                                                 19,075                 24,808
                                                                  ------                 ------

DEFERRED CHARGES                                                  10,188                  2,947
                                                                  ------                  -----

TOTAL ASSETS                                                  $  932,985             $1,088,932
                                                              ==========             ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        June 30, 2001       December 31, 2000
                                                                        -------------       -----------------
                                                                                      (in thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common Stock - $25 Par Value:
      Authorized - 7,800,000 Shares
      Outstanding - 5,488,560 Shares                                          $ 137,214               $137,214
   Paid-in Capital                                                                                       2,236
                                                                                  2,236
   Retained Earnings                                                            115,148                122,588
                                                                                -------                -------
        Total Common Shareowner's Equity                                        254,598                262,038
Cumulative Preferred Stock Not Subject to Mandatory Redemption                                           2,482
                                                                                  2,482
Long-term Debt                                                                  255,905                255,843
                                                                                -------                -------

TOTAL CAPITZALIZATION                                                           512,985                520,363
                                                                                -------                -------

CURRENT LIABILITIES:
   Advances from Affiliates                                                      71,953                 58,578
   Accounts Payable - General                                                    32,073                 45,562
   Accounts Payable - Affiliated Companies                                       12,896                 42,212
   Customer Deposits                                                                                     2,659
                                                                                  4,614
   Taxes Accrued                                                                 32,206                 18,901
   Interest Accrued                                                                                      3,717
                                                                                  3,119
   Energy Trading Contracts                                                      37,083                154,919
   Other                                                                                                 7,906
                                                                                                         -----
                                                                                  8,895

           TOTAL CURRENT LIABILITIES                                            202,839                334,454
                                                                                -------                -------

DEFERRED INCOME TAXES                                                           152,232                157,038
                                                                                -------                -------

DEFERRED INVESTMENT TAX CREDITS                                                  23,416                 24,052
                                                                                 ------                 ------

LONG-TERM ENERGY TRADING CONTRACTS                                                                      20,789
                                                                                                        ------
                                                                                 10,972

REGULATORY LIABILITIES AND DEFERRED CREDITS                                      30,541                 32,236
                                                                                 ------                 ------

CONTINGENCIES (Note 8)

TOTAL CAPITALIZATION AND LIABILITIES                                         $  932,985             $1,088,932
                                                                             ==========             ==========

See Notes to Financial Statements beginning on page L-1.

                          WEST TEXAS UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                                    2001                2000
                                                                                    ----                ----
                                                                                          (in thousands)
OPERATING ACTIVITIES:
   Net Income                                                                      $ 7,024             $11,903
   Adjustments for Noncash Items:
      Depreciation and Amortization                                                 23,300              22,959
      Deferred Income Taxes                                                         (4,738)             (1,220)
      Deferred Investment Tax Credits                                                 (636)               (636)
   Changes in Certain Current Assets and Liabilities:
      Accounts Receivable (net)                                                     24,941               8,644
      Fuel, Materials and Supplies                                                  (3,276)              5,682
      Accounts Payable                                                             (42,805)             11,627
      Taxes Accrued                                                                 13,305              (1,981)
   Transmission Coordination Agreement Settlement                                    -                  15,465
   Deferred Property Taxes                                                          (6,200)              -
   Fuel Recovery                                                                     8,978              (5,818)
   Other (net)                                                                      (1,324)               (894)
                                                                                    ------                ----
           Net Cash Flows From Operating Activities                                 18,569              65,731
                                                                                    ------              ------

INVESTING ACTIVITIES:
      Construction Expenditures                                                    (20,312)            (32,470)
      Other                                                                           (127)             (1,878)
                                                                                      ----              ------
           Net Cash Flows Used For Investing Activities                            (20,439)            (34,348)
                                                                                   -------             -------

FINANCING ACTIVITIES:
      Retirement of Long-term Debt                                                   -                 (40,000)
      Change in Advances from Affiliates (net)                                      13,375              19,048
      Dividends Paid on Common Stock                                               (14,412)             (9,000)
      Dividends Paid on Cumulative Preferred Stock                                     (52)                (55)
                                                                                       ---                 ---
           Net Cash Flows Used For Financing Activities                             (1,089)            (30,007)
                                                                                    ------             -------

Net Increase (Decrease) in Cash and Cash Equivalents                                (2,959)              1,376
Cash and Cash Equivalents at Beginning of Period                                     6,941               6,074
                                                                                     -----               -----
Cash and Cash Equivalents at End of Period                                         $ 3,982             $ 7,450
                                                                                   =======             =======

Supplemental Disclosure:
Cash paid (received) for interest net of capitalized amounts was $10,139,000 and $9,053,000 and for income taxes was ($2,957,000) and $5,442,000 in 2001 and
2000, respectively.

See Notes to Financial Statements beginning on page L-1.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

The notes to financial statements are a combined presentation for AEP and its subsidiary registrants as follows:

1.           General                        AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

2.           Extraordinary Items            AEP, CSPCo, OPCo

3.           Acquisitions and Sales
               of Assets                    AEP, OPCo, SWEPCo

4.           Rate Matters                   AEP, CPL, SWEPCo, WTU

5.           Industry Restructuring         AEP, APCo, CPL, CSPCo, I&M, OPCo, PSO, SWEPCo, WTU

6.           Business Segments              AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo,
                                             WTU

7.           Financing and Related
               Activities                   AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

8.           Contingencies                  AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, WTU

1.      GENERAL

               The accompanying unaudited financial statements should be read in conjunction with the 2000 Annual Report as incorporated in and filed with the Form 10-K.

               The AEP System operating companies have reclassified certain settled forward energy transactions of their trading operation from a net to a gross basis of presentation in order to better reflect the scope and nature of the AEP System's energy sales and purchases. All financially net settled trading transactions, such as swaps, futures, and unexercised options, continue to be reported on a net basis, reflecting the financial nature of these transactions. The following prior year amounts were reclassified from revenues to purchased power expense to present the prior period on a comparable basis:

                                                                Three Months Ended                   Six Months Ended
                                                                   June 30, 2000                      June 30, 2000
                 Company                                                           (in thousands)
                 -------
                 AEP                                                $4,968,235                          $8,064,527
                 APCo                                                1,030,774                           1,596,856
                 CSPCo                                                 597,406                             932,417
                 I&M                                                   649,433                           1,013,598
                 KPCo                                                  244,901                             379,152
                 OPCo                                                  896,008                           1,398,435

               In the opinion of management, the unaudited financial statements reflect all normal recurring accruals and adjustments which are necessary for a fair presentation of the results of operations for interim periods.

2.      EXTRAORDINARY ITEMS

     OPCo and CSPCo Recognize Loss from the Stranding of Ohio Gross Receipts Tax

               OPCo and CSPCo recognized an extraordinary loss for stranded Ohio Public Utility Excise Tax (commonly known as the Gross Receipts Tax -
        GRT) net of allowable Ohio coal credits during the quarter ended June 30, 2001. This loss resulted from regulatory decisions in connection with Ohio deregulation which stranded the recovery of the GRT. The components of the extraordinary loss by company were:

                                        CSPCo           OPCo          Total
                                        -----           ----          -----
                                           (in thousands)
          Gross Receipts Tax           $42,493         $50,461       $92,954
          Less Coal Credits              7,733          17,361        25,094
                                       -------         -------       -------
          Net Liability for Ohio
           Gross Receipts Tax           34,760          33,100        67,860
          Less Income Tax Benefit        8,353          11,585        19,938
                                       -------         -------       -------

          Extraordinary Loss           $26,407         $21,515       $47,922
                                       =======         =======       =======

               As discussed in Note 7 of the 2000 Annual Report, CSPCo and OPCo appealed to the Ohio Supreme Court a PUCO order on Ohio restructuring that the companies believe failed to provide for recovery for the final year of the GRT. Effective May 1, 2001, the PUCO order reduced the companies' rates by the annual level of GRT. Effective with the liability affixing on May 1, 2001, the PUCO's decision to deny recovery in the final year of the GRT resulted, under SFAS 101, in an extraordinary impairment of the prepaid asset due to the deregulation of the companies' generation business.

               CSPCo and OPCo continue to seek recovery at the Ohio Supreme Court where a decision is expected in 2002.

3.      ACQUISITIONS AND SALES OF ASSETS

        Acquisition of Houston Pipe Line Company - Affecting AEP

               On June 1, 2001, AEP, through a wholly owned subsidiary, purchased Houston Pipe Line Company and Lodisco LLC for $727 million. The acquired assets include 4,200 miles of gas pipeline, a 30-year sublease of a gas storage facility and certain gas marketing contracts. The purchase method of accounting was used to record the acquisition. AEP may adjust the allocation of purchase price for changes in its preliminary evaluations and assumptions based on review of additional information. The purchase method results in the assets and earnings of the acquired operations being included in AEP's consolidated financial statements from the purchase date.

        Acquisition of Lignite Mining Operations - Affecting AEP and SWEPCo

               On June 1, 2001, SWEPCo assumed mining operations at its jointly owned lignite reserves in Louisiana. To settle litigation, which is discussed in Note 8, SWEPCo paid $86 million to purchase the mining assets and rights of the previous mine operator and assumed existing mine reclamation liabilities. The lignite from the mine will continue to supply SWEPCo's jointly owned power plant. Management expects the acquisition to have minimal impact on results of operations.

        Sale of Generating Assets - Affecting AEP

               In July 2001, AEP, through a wholly owned subsidiary, sold its 50% interest in a 120-megawatt generating plant located in Mexico. The sale resulted in a third quarter after tax gain of approximately $11 million.

        Sale of Affiliated Coal Mines - Affecting AEP and OPCo

               In July 2001 AEP and OPCo sold coal mines in Ohio and West Virginia and agreed to purchase approximately 34 million tons of coal from the purchaser of the mines through 2008. The sale is expected to have a nominal impact on results of operations and cash flows.

4.      RATE MATTERS

        Texas Fuel Costs - Affecting AEP, CPL, SWEPCo and WTU

            As discussed in Note 5 of the 2000 Annual Report, AEP's Texas electric operating companies experienced natural gas fuel price increases which resulted in under-recoveries of fuel costs.

            Fuel recovery for Texas utilities is a multi-step procedure. When fuel costs change, utilities file with the PUCT for authority to adjust fuel factors. If a utility's prior fuel factors result in an over- or under-recovery of fuel, the utility will also request a surcharge factor to refund or collect that amount. While fuel factors are intended to recover all fuel-related costs, final settlement of these accounts are subject to reconciliation and approval by the PUCT.

            Fuel reconciliation proceedings determine whether fuel costs incurred and collected during the reconciliation period were reasonable and necessary. All fuel costs incurred since the prior reconciliation date are subject to PUCT review and approval. If material amounts are determined to be unreasonable and ordered to be refunded to customers, results of operations and cash flows would be negatively impacted.

            Fuel cost in the Texas jurisdiction after 2001 will no longer be subject to PUCT review and reconciliation. During 2002 CPL, SWEPCo, and WTU will file a final fuel reconciliation with the PUCT to reconcile their fuel costs through the period ending December 31, 2001. The unrecovered deferred fuel balances at December 31, 2001 will be included in each company's 2004 true-up proceeding. If the final under-recovered fuel balances or any amounts incurred but not yet reconciled are disallowed, it would have a negative impact on results of operations.

            The following table lists the Texas jurisdictional reconciliation status, total fuel cost subject to reconciliation, under-recovered fuel balances and the remaining fuel surcharge for the companies:

                                           Fuel cost subject to      Under-recovered
                    Reconciliation         reconciliation at         fuel balances at           Remaining authorized
      Company       completed through      June 30, 2001             June 30, 2001              fuel surcharge
      -------       -----------------      -------------             -------------              --------------

      CPL           June 30, 1998          $1.4 billion              $93 million                $25 million
      SWEPCo        December 31, 1999       240 million               29 million                 13 million
      WTU           June 30, 1997           581 million               57 million                  6 million

            Under Texas restructuring, newly organized retail electric providers will make sales to consumers beginning in January 1, 2002. These sales will be at fixed rates during a transition period from 2002 through 2006. However, the fuel cost component of a retail electric providers' fixed rates will be subject to prospective adjustment twice a year based upon changes in a natural gas price index. As part of the preparation for customer choice, CPL, SWEPCo and WTU filed their proposed fuel factors to be implemented as part of the fixed rates effective January 1, 2002. The filings are pending at the PUCT.

      Status of Rate Filings

      Central Power and Light

            In January 2001 CPL filed an application with the PUCT to implement a $175.9 million increase in fuel factors over the ten months March 2001 through December 2001. In addition, to collect its under-recovered fuel costs, CPL proposed to implement an interim fuel surcharge of $51.8 million, which includes accumulated interest on unrecovered amounts. The PUCT approved in April 2001 the implementation of a $170.5 million increase in fixed fuel factors. The PUCT voted to defer implementation of the requested fuel surcharge until the final fuel reconciliation, which occurs as part of the 2004 true-up proceeding.

      Southwestern Electric Power Company

            In November 2000 SWEPCo filed with the PUCT to increase its fuel factors effective January 2001 and to collect previously under-recovered fuel costs over a six-month period through a proposed interim fuel surcharge, which includes accumulated interest on previous unrecovered fuel costs. The PUCT approved an increase in SWEPCo's fuel factors of $12 million and the implementation of a fuel surcharge of $11.8 million from February to July 2001.

            In May 2001 SWEPCo filed an application to increase its fuel factors by $4.3 million. The application also proposed a fuel surcharge of $18.3 million, which includes accumulated interest on previous unrecovered fuel costs. The PUCT approved in August 2001 a unanimous stipulation, requiring SWEPCo to withdraw its fuel factors request and to implement a surcharge of $10.7 million for unrecovered fuel. The PUCT deferred the remaining $6.8 million balance of unrecovered fuel until a later proceeding.

      West Texas Utilities

            In April 2001 the PUCT approved new fuel factors for WTU to collect $43.4 million of increased fuel costs from March through December 2001. WTU implemented the increase in its fuel factors in March 2001 after an Administrative Law Judge approved a settlement of WTU's application. WTU's original application, in January 2001, had requested a $46.5 million increase in its fuel factors.

            In March 2001 WTU filed with the PUCT to implement a fuel surcharge for under-recovered fuel costs of $59.5 million including interest on previous unrecovered fuel costs. WTU requested that the surcharge be effective May 2001 through December 2001. A decision on the WTU fuel surcharge request is pending. Management expects the PUCT to defer WTU's recovery until the 2004 true-up proceeding.

      Texas Transmission Rates - Affecting AEP, CPL and WTU

            On June 28, 2001, the Supreme Court of Texas ruled that the transmission pricing mechanism created by the PUCT in 1996 was invalid. The court upheld an appeal filed by unaffiliated Texas utilities that the PUCT exceeded its statutory authority to set such rates for the period January 1, 1997 through August 31, 1999. Effective September 1, 1999, the legislature granted this authority to the PUCT. CPL and WTU were not parties to the case. However, the companies' transmission sales and purchases were priced using the invalid rates. It is unclear what action the PUCT will take to respond to the court's ruling. If the PUCT changes rates retroactively, the result could have a material impact on results of operations and cash flows for CPL and WTU.

      Excess Earnings - Affecting AEP, CPL, SWEPCo and WTU

            In March 2001 CPL, SWEPCo and WTU filed their Annual Report of Excess Earnings for 2000 with the PUCT. In July 2001 the companies received official notice of certain disagreements with the reports as filed from the Staff of the PUCT and the Office of Public Utility Counsel
      (OPC). The Staff and OPC took exception to certain adjustments made by the companies, and OPC also took exception to the application of certain sections of the law as it pertains to the calculation of revenue within the report.

           The table below shows the amounts of excess earnings calculated by each company, the PUCT Staff and the OPC:

                                               2000 Excess Earnings
                              As filed   As calculated           As calculated
                              by company by PUCT Staff           by the OPC
                              ---------- -------------           ----------
                                          (in millions)
            CPL               $12.6            $21.7             $42.4
            SWEPCo             (3.7)             1.4               1.2
            WTU                10.2             16.6              15.3

            The companies believe that the calculations in their reports are proper and believe the ultimate amount of excess earnings finally approved by the PUCT will not have a materially adverse effect on their results of operations or cash flows. A PUCT decision is due in late August 2001.

5.       INDUSTRY RESTRUCTURING

            As discussed in the 2000 Annual Report, restructuring legislation has been enacted in seven of AEP's eleven state retail electric jurisdictions. The legislation provides for a transition from cost-based regulation of bundled electric service to customer choice and market pricing for the generation of electricity.

      Ohio Restructuring - Affecting AEP, CSPCo and OPCo

            Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. The PUCO approved alternative suppliers (many of whom remain inactive) to compete for CSPCo's and OPCo's customers. Virtually all customers continue to be served by CSPCo and OPCo.

            In accordance with the Ohio Act, CSPCo and OPCo implemented rate reductions of 5% for the generation portion of residential rates effective January 1, 2001. The generation portion of retail rates, including fuel, will remain frozen until December 31, 2005 or the PUCO determines that a competitive market exists.

            On January 16, 2001, Shell Energy Services Company filed a Notice of Appeal with the Ohio Supreme Court challenging PUCO's approval of our transition settlement agreement including recovery of regulatory assets. Management is unable to predict the outcome of this litigation. The resolution of this matter could negatively impact future results of operations and cash flows.

      Virginia Restructuring - Affecting AEP and APCo

            In accordance with its restructuring law, the Virginia jurisdiction will begin a transition to choice of electricity supplier for retail customers on January 1, 2002. The Virginia restructuring law requires filings to be made that outline the functional separation of generation from transmission and distribution and a rate unbundling plan. APCo filed its separation plan and rate unbundling plan with the Virginia SCC. Hearings are scheduled for October 2001. Presently, capped rates are sufficient to recover generation-related regulatory assets. Management is unable to predict if the outcome of the hearings will result in the ability to recover generation-related regulatory assets.

      Arkansas Restructuring - Affecting AEP and SWEPCo

      In 1999 Arkansas enacted legislation to restructure its electric utility industry. In February 2001 the Arkansas General Assembly passed legislation that was signed into law by the Governor to delay restructuring. The legislation extended the date for the start of retail electric competition to October 1, 2003 and provided the Arkansas Commission with the authority to delay that date for up to two additional years.

         Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU

               Texas Restructuring Legislation gives customers the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs including the final fuel recovery, net regulatory asset recovery, excess earnings offsets and other issues.

               As discussed in the 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 is still subject to challenge. In March 2000 CPL submitted a $1.1 billion estimate of stranded costs. After hearing on the submission, the PUCT issued in February 2001 an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. CPL disagrees with the ruling and has requested a rehearing.

              In April 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. Currently the PUCT estimates that CPL will have no stranded costs and has ordered the rate reduction to return excess earnings. Management believes that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. CPL expensed excess earnings amounts in 1999, 2000 and 2001. Consequently, the April order has no effect on reported net income.

                    As discussed in Note 7 of the 2000 Annual Report, the PUCT authorized the issuance of up to $797 million of bonds to securitize certain of CPL's regulatory assets. The PUCT's order that authorized the securization was appealed to the Supreme Court of Texas. On June 6, 2001, the Supreme Court upheld the PUCT's securitization order. The plaintiffs have requested a rehearing. We expect the court to dismiss this request. Management plans to issue the securitization bonds prior to January 1, 2002.

                  On August 3, 2001, the Staff of the PUCT filed a Petition seeking a determination of whether electric operations in the SPP are ready for competition. This Petition affects SWEPCo and part of WTU. Under the Texas Restructuring Legislation, the PUCT can delay the start of competition if the market and its participants are not prepared for competition. Under the law, certain situations indicate this lack of preparedness, and in Staff's opinion, those indicators are present for the SPP area. The Petition seeks an expedited process to achieve a final PUCT determination by November 1, 2001. Management is evaluating the ramifications of a potential delay in the January 1, 2002 start date of competition for SWEPCo's and WTU's Texas operations in the SPP.

                  A Texas settlement agreement in connection with the AEP and CSW merger permits CPL to apply up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce any excess earnings. STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.

                  In the event CPL, SWEPCo, and WTU are unable after the 2004 true-up proceeding to recover their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

        Michigan Restructuring - Affecting AEP and I&M

                  As discussed in the 2000 Annual Report, the Michigan Legislation gave the MPSC broad powers to implement customer choice. In compliance with MPSC orders, on June 5, 2001, I&M filed its proposed unbundled rates, open access tariffs and terms of service. MPSC action on the filing is expected in 2001 with competition commencing on January 1, 2002.

                  Management does not expect that I&M will incur material tangible asset impairments or regulatory asset write-offs. If I&M is not permitted to recover all or a portion of its generation-related regulatory assets, unrecorded decommissioning obligation, stranded costs and other implementation costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.

        Oklahoma Restructuring - Affecting AEP and PSO

                  In June 2001 the Oklahoma Governor signed into law a bill that delayed retail electric competition indefinitely. Under previously approved legislation, the start date for Oklahoma customer choice had been July 1, 2002.

6.       BUSINESS SEGMENTS

                  AEP's three principal business segments and their respective activities are:

o        Wholesale
o        Generation of electricity for sale to retail and wholesale customers.
o        Trading of electricity and gas worldwide.
o        Other energy supply related businesses.
o        Energy Delivery
o        Domestic electric transmission.
o        Domestic electric distribution.
o        Other Investments
o        Foreign electricity generation investments.
o        Foreign electric distribution and supply.
o        Telecommunication services.

                  Amounts reported below for the three business segments include certain estimates and allocations where necessary.

                                                                          Energy    Other        Reconciling
                                                              Wholesale   Delivery  Investments  Adjustments   Consolidated
        June 30, 2001                                                                     (in millions)
        Revenues from:
         External customers                                     $22,877    $ 1,637      $1,881      $ 2,298        $28,693
         Transactions with other operating segments               1,067         10          30       (1,107)         -
        Segment EBIT                                                845        483         142          (71)         1,399
        Total assets                                             29,566     14,379       7,539       (1,257)        50,227

        June 30, 2000 Revenues from:
         External customers                                      11,731      1,508       1,078          (63)        14,254
         Transactions with other operating segments                  734         1          50         (785)         -
        Segment EBIT                                                 302       513         155         (197)           773
        Total assets                                             21,033     12,370       7,709         (713)        40,399

                  All of the registrant subsidiaries, except AEGCo, have two business segments. The segment results for each of these subsidiaries are reported in the table below. AEGCo has one segment, a wholesale generation business. AEGCo's results of operations are reported in AEGCo's financial statements.

        Wholesale Segment                             June 30, 2001                               June 30, 2000
                                       Revenues                                     Revenues
                                       From                                         From
                                       External     Segment                         External     Segment
                                       Customers    EBIT         Total Assets       Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $3,523,410    $107,415    $3,666,392         $2,198,766   $  74,080     $2,970,385
        CPL                              1,008,450     133,445     2,935,249            535,881     100,597      2,789,432
        CSPCo                            2,016,002     119,544     2,499,506          1,370,892     100,274      2,107,087
        I&M                              2,394,505      86,108     3,994,291          1,569,142    (123,565)     3,517,833
        KPCo                               831,124       4,162       772,669            509,991       2,425        605,132
        OPCo                             3,061,833     125,565     3,927,606          2,255,604     147,781      3,657,373
        PSO                                644,622      12,124       859,240            267,225      14,203        747,576
        SWEPCo                             696,457      32,036     1,184,118            324,673       3,608      1,048,972
        WTU                                306,515       1,336       400,251            149,959         241        360,295

        Energy Delivery Segment                       June 30, 2001                               June 30, 2000
                                       Revenues                                     Revenues
                                       From                                         From
                                       External      Segment                        External     Segment
                                       Customers     EBIT        Total Assets       Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                             $300,021     $115,711    $2,892,449         $283,686      $113,629     $2,343,363
        CPL                               243,461       65,612     2,108,135          218,358        75,334      2,003,407
        CSPCo                             218,666       44,065     1,405,972          190,745        36,605      1,185,236
        I&M                               156,907       61,410     1,802,938          150,714        55,592      1,587,875
        KPCo                               67,164       27,246       748,333           64,123        30,337        586,072
        OPCo                              265,009       58,512     2,190,161          228,563        67,336      2,039,469
        PSO                               109,711       23,187       957,334          103,276        28,855        832,922
        SWEPCo                            164,027       51,909     1,232,449          159,892        60,994      1,091,788
        WTU                                81,330       21,041       532,734           77,318        28,508        479,553

        Registrant
        Subsidiaries
        Company Total                                 June 30, 2001                               June 30, 2000
                                       Revenues                                     Revenues
                                       From                                         From
                                       External                                     External
                                       Customers    EBIT         Total Assets       Customers    EBIT          Total Assets
                                                        (in thousands)                              (in thousands)
        APCo                            $3,823,431   $223,126      $6,558,841       $2,482,452    $187,709        $5,313,748
        CPL                              1,251,911    199,057       5,043,384          754,452     175,931         4,792,839
        CSPCo                            2,234,668    163,609       3,905,478        1,561,637     136,879         3,292,323
        I&M                              2,551,412    147,518       5,797,229        1,719,856     (67,973)        5,105,708
        KPCo                               898,288     31,408       1,521,002          574,114      32,762         1,191,204
        OPCo                             3,326,842    184,077       6,117,767        2,484,167     215,117         5,696,842
        PSO                                754,333     35,311       1,816,574          370,501      43,058         1,580,498
        SWEPCo                             860,484     83,945       2,416,567          484,565      64,602         2,140,760
        WTU                                387,845     22,377         932,985          227,277      28,749           839,848

                  Management's intention is to structurally and functionally separate operations into regulated and non-regulated businesses. The vertically integrated generation-transmission-distribution operations of the utility companies in Ohio and Texas (CSPCo, OPCo, CPL and WTU) will be unbundled into non-regulated wholesale and regulated energy delivery businesses. The remaining utility subsidiaries are expected to be grouped with AEP's regulated business. Management is currently in the process of obtaining the necessary regulatory approvals to support this new business structure.

7.      FINANCING AND RELATED ACTIVITIES

               Long-term debt and other securities issuances and retirements during the first six months of 2001 were:
                            Type                    Principal    Interest
        Company           of Debt                     Amount       Rate       Due Date
        -------           -------                   ---------    --------     --------
     Issuances                                 (in millions)    (%)
     ---------
        AEP               Senior Unsecured Notes      $  250      5.50          2003
        AEP               Senior Unsecured Notes       1,000      6.125         2006
        Other AEP Subs.   Various                        152      4.00-6.00     2001-2004
                                                      ------
        Total AEP System                              $1,402
                                                      ======

        Retirements
        APCo              First Mortgage Bonds         $100       6-3/8         2001
        APCo              Senior Unsecured Notes         75       4.00-6.00     2001
        CPL               Trust Preferred Securities      1       8.00          2037
        I&M               First Mortgage Bonds           40       7.63          2001
        KPCo              First Mortgage Bonds           20       8.95          2001
        KPCo              First Mortgage Bonds           40       8.90          2001
        OPCo              Senior Unsecured Notes         75       4.00-6.00     2001
        OPCo              Notes Payable                  30       6.20          2001
        OPCo              Finance Obligation             13       6.98          2001
        PSO               First Mortgage Bonds            6       5.91          2001
        PSO               First Mortgage Bonds            5       6.02          2001
        PSO               First Mortgage Bonds            9       6.02          2001
        Other AEP Subs.   Various                        43       4.00-6.00     2001
                                                       ----
        Total AEP System                               $457
                                                       ====

               In addition to the transactions reported in the table above, the following table lists intercompany issuances of debt due to AEP Co., Inc.

                                                                    Interest
        Company               Type of Debt       Principal Amount     Rate         Due Date
        -------               ------------       ----------------     ----         --------
        Issuances                                  (in millions)      (%)
        ---------
        KPCo                  Note Payable             $ 60           6.501             2006
        KPCo                  Note Payable               15           4.336             2003
        Non-Registrant
         AEP Subsidiaries     Note Payable              644         4.336-6.501    2001-2006
                                                       ----
        Total AEP System                               $719
                                                       ====

8.      CONTINGENCIES

        Litigation

        Shareholders' Litigation - Affecting AEP

               In 2000 five complaints were filed against AEP seeking unspecified compensatory damages for alleged violations of federal securities laws. A court order consolidated the cases. However, the court has not determined if the plaintiffs represent a class consisting of all persons and entities who acquired AEP common stock between July 25, 1997 and June 25, 1999. On March 5, 2001, AEP filed a motion to dismiss the cases. All parties presented oral arguments on AEP's motion to dismiss on June 7, 2001. Management believes these shareholder complaints are without merit and intends to continue to oppose them. The outcome of this litigation or its impact on results of operations, cash flows or financial condition cannot be predicted.

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

               The litigation moved procedurally through the Texas Court System and was sent to mediation without resolution. CPL notified the cities it serves of the pending class action suit. If a final decision determines an underpayment of franchise fees, CPL has pledged to extend that final decision to cities who declined to participate in the suit. The court ruled that the class of plaintiffs would consist of approximately 30 cities and set a trial date for October 2001.

               Management believes that it has substantial defenses against the cities' claims and plans to pursue its counterclaims. However, management cannot predict the outcome of this litigation or its impact on results of operations, cash flows or financial condition.

        Texas Base Rate Litigation - Affecting AEP and CPL

               As discussed in the 2000 Annual Report, CPL is involved in litigation concerning a 1997 PUCT base rate order. A request for review is pending before the Texas Supreme Court.

               The primary issues are:
                o Classification of $800 million of invested capital at STP as excess cost over market (ECOM) earning a lower return than other generating property; and
                o An $18 million disallowance of affiliated service billings.

               Management is unable to predict the final resolution of this litigation or its impact on results of operations and cash flows.

        Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo

               In May 2001 SWEPCo settled ongoing litigation concerning lignite mining in Louisiana. As discussed in Note 8 of the 2000 Annual Report, SWEPCo has been involved in litigation concerning the mining of lignite from jointly owned lignite reserves. SWEPCo and CLECO are joint owners of Dolet Hills Power Station Unit 1 and own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from these reserves. Since 1997 SWEPCo and CLECO have been involved in litigation with DHMV and its partners. In 2000 the parties agreed to settle the litigation. As part of the settlement, SWEPCo purchased DHMV's interest in the mining assets and mining rights for $86 million and assumed the related obligations for mine reclamation (See Note 3). The settlement agreement gives CLECO the option to acquire up to a 50% interest in the mining assets.

        Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, CSPCo, I&M, and OPCo

               As discussed in the 2000 Annual Report, Federal EPA and a number of states alleged that AEP, APCo, CSPCo, I&M and OPCo modified certain generating units in violation of the Clean Air Act. The Federal EPA filed complaints against the companies in U.S. District Court for the Southern District of Ohio in 1999. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.

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

               In March 2001 the District Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints, cannot be imposed. There is no time limit on claims for injunctive relief.

               In February 2001 the plaintiffs requested a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. The AEP System companies' request to allow time for additional discovery before responding to the plaintiffs' action was granted. Management believes its maintenance, repair and replacement activities were in conformity with the Clean Air Act and intends to vigorously pursue its defense.

               In the event the AEP System companies do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition.

               In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned with CSPCo, reached a tentative agreement to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future earnings and cash flows.

        NOx Reductions - Affecting AEP, AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo and SWEPCo

               Federal EPA issued a rule (the NOx Rule) requiring substantial reductions in NOx emissions in a number of eastern states, including states in which the AEP System's generating plants are located. The NOx Rule was upheld by the D.C. Circuit Court. The U.S. Supreme Court denied a petition requesting its review of the lower court decision. The compliance date for the NOx Rule is May 31, 2004.

               The NOx Rule required states to submit plans to comply with its mandates. Federal EPA ruled that eleven states, including states in which AEGCo's, APCo's, CSPCo's, I&M's, KPCo's and OPCo's generating units are located, failed to submit compliance plans. This ruling means that those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs. AEP and other utilities requested the D.C. Circuit Court review this ruling.

               Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of AEP's coal-fired generating units. After review, the D.C. Circuit Court upheld the
        Section 126 Rule.

               The D.C. Circuit Court instructed Federal EPA for both the NOx Rule and the Section 126 Rule to justify methods used to allocate allowances and project growth. AEP and other utilities requested the D.C. Circuit Court vacate the Section 126 Rule or suspend its May 2003 compliance date. They also asked the D.C. Circuit Court to retain jurisdiction until Federal EPA complied with the Court's instructions.

               The Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.

               In May 2001 selective catalytic reduction (SCR) technology to reduce NOx emissions on OPCo's Gavin Plant began operation. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant began in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.

               Preliminary estimates indicate that compliance for the AEP System with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures totaling approximately $1.6 billion. Estimated compliance costs by registrant subsidiaries are as follows:

                                       (in millions)
               AEGCo                       $125
               APCo                         365
               CPL                           57
               CSPCo                        106
               I&M                          202
               KPCo                         140
               OPCo                         606
               SWEPCo                        28

               Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital and operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

        Other

               AEP and its subsidiary registrants continue to be involved in certain other matters discussed in the 2000 Annual Report.

           REGISTRANTS' COMBINED MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION, CONTINGENCIES AND OTHER MATTERS

        This is our combined presentation of management's discussion and analysis of financial condition, contingencies and other matters related to AEP and our subsidiary registrants. Management's discussion and analysis of results of operations for the three and six month periods ended June 30, 2001 is presented with each registrants' financial statements elsewhere in this document.
FINANCIAL CONDITION
Financing Activity
        On May 10, 2001, AEP issued $1.25 billion of debt consisting of $1 billion of senior notes and $250 million of putable callable notes. The interest rate on the senior notes (due May 2006) is 6.125%. Additionally, AEP entered into an interest rate swap for a portion of the proceeds, which effectively converts a portion of this interest rate into LIBOR based floating rate through 2006. The putable callable notes (Series B notes) have a fixed interest rate of 5.5% until May 2003. At that date the Series B notes may be subject to call by a third party for purchase and remarketing, in which case the maturity would extend until May 2013. If the Series B notes are not called for remarketing, they will be redeemed.
        On May 24, 2001, AEP renewed its existing $2.5 billion 364-day revolving credit facility. AEP renews this facility annually and uses it, together with an existing $1 billion 5-year revolving credit which matures May 30, 2005 as a backstop for AEP's commercial paper program.
        On May 30, 2001, AEP Credit ceased to issue commercial paper and allowed its $2 billion unsecured revolving credit facility to mature. A $1.5 billion 364-day note purchase agreement, which closed on May 30, 2001, replaced Credit's funding needs. Bank-sponsored conduits are funding this facility.
Acquisitions
        We continue to pursue a strategy of aligning assets with our wholesale business model. The strategy is to selectively purchase assets which enhance information flow from energy markets and support our trading and marketing activity. The June 2001 purchase of Houston Pipe Line Company (HPL) complements our existing Louisiana natural gas assets and will contribute to continued growth in natural gas marketing and trading. The HPL acquisition includes 4,200 miles of pipeline with capacity of approximately 2.4 billion cubic feet per day (Bcf/d), the operation of the Bammel Storage Facility, one of the largest storage facilities in North America with a capacity of approximately 118 billion cubic feet, and certain gas marketing contracts.
        We used short-term borrowings of $727 million for the interim financing of this acquisition. In the third quarter, we plan to replace this short-term borrowing with long-term financing through a limited liability company. The limited liability company expects to sell a non-controlling, preferred interest to a third party for $750 million. The preferred interest will receive a preferred return equal to an adjusted floating reference rate. The results of operations, cash flows and financial position of the limited liability company will be consolidated with AEP and treated as minority interests.

        We announced our plan to acquire the MEMCO Barge Line. This acquisition will continue our growth strategy to create value at various points along the energy chain. With the addition of MEMCO, we will triple the size of our barge fleet and become a full-service carrier throughout the U.S. inland waterways. We expect this acquisition to add to both earnings and meaningful operational insight into the fuel transportation portion of our business.
        Total consolidated plant and property additions including capital leases for the year-to-date period were $865 million. The following table shows the additions by certain subsidiary registrants:

        Company                     Amount
        -------                     ------
                                (in millions)
        APCo                         $108
        CPL                           110
        I&M                            41
        OPCo                          151
        SWEPCo                         96

Corporate Separation
        On July 24, 2001, we filed an application with the FERC requesting approval of proposed transactions necessary to complete a restructuring of our regulated and unregulated operations. These transactions will enable us to implement our plans for corporate separation and allow us to meet the requirements of Texas and Ohio restructuring legislation. As part of the filed plan, AEP intends to transfer the generation assets from the integrated business for Ohio and Texas operating companies, which includes CSPCo, OPCo, CPL and WTU, to unregulated companies. The filed plan also proposes amendments of the power pooling agreements that affects all operating companies. Only those operating companies that continue to exist as integrated utilities would be included in the amended power pooling agreements, which would govern energy exchanges among members and off system purchases and sales. In order to execute this separation, we anticipate retiring first mortgage bonds at CSPCo, OPCo, CPL and WTU using various methods including:
        o call provisions for bonds that have an optional redemption
        o open market purchases
        o exchange offers
        o tender offers
        o defeasance
         To date, we have not made decisions relating to securities other than first mortgage bonds.
OTHER MATTERS
Industry Restructuring
         As discussed in our 2000 Annual Report, seven of our eleven state retail jurisdictions enacted restructuring legislation. The legislation provides for a transition from cost-based regulation of bundled electric service to unbundled customer choice and market pricing for the generation of electricity. Ohio Restructuring - Affecting AEP, CSPCo and OPCo
           Effective January 1, 2001, customer choice of electricity supplier began under the Ohio Act. The PUCO approved alternative suppliers (many of whom remain inactive) to compete for CSPCo's and OPCo's customers. CSPCo and OPCo continue to serve virtually all customers.

           In accordance with the Ohio Act, CSPCo and OPCo implemented rate reductions of 5% for the generation portion of residential rates effective January 1, 2001. Retail rates, including fuel, will remain frozen until December 31, 2005 or the PUCO determines that a competitive market exists.
         On January 16, 2001, Shell Energy Services Company filed a Notice of Appeal with the Ohio Supreme Court challenging PUCO's approval of our transition settlement agreement including recovery of regulatory assets. Management is unable to predict the outcome of this litigation. The resolution of this matter could negatively impact our future results of operations and cash flows. Virginia Restructuring - Affecting AEP and APCo
           In accordance with its restructuring law, the Virginia jurisdiction will begin a transition to choice of electricity supplier for retail customers on January 1, 2002. The Virginia restructuring law requires filings to be made that outline the functional separation of generation from transmission and distribution and a rate unbundling plan. APCo filed its separation plan and rate unbundling plan with the Virginia SCC. Hearings are scheduled for October 2001. Presently, capped rates are sufficient to recover generation-related regulatory assets. We are unable to predict if the outcome of the hearings will result in the ability to recover generation-related regulatory assets. Arkansas Restructuring - Affecting AEP and SWEPCo
         In 1999 Arkansas enacted legislation to restructure its electric utility industry. In February 2001 the Arkansas General Assembly passed legislation that was signed into law by the Governor to delay restructuring. The legislation extended the date for the start of retail electric competition to October 1, 2003 and provided the Arkansas Commission with the authority to delay that date for up to two additional years.
Texas Restructuring - Affecting AEP, CPL, SWEPCo and WTU
        Texas Restructuring Legislation gives customers the opportunity to choose their electric provider and eliminates the fuel clause reconciliation process beginning January 1, 2002. A 2004 true-up proceeding will determine the amount of stranded costs including the final fuel recovery, net regulatory asset recovery, excess earnings offsets and other issues.
         As discussed in our 2000 Annual Report, the method used to determine initial stranded costs to be recovered beginning on January 1, 2002 is still subject to challenge. In March 2000 CPL submitted a $1.1 billion estimate of stranded costs. After hearing on the submission, the PUCT issued in February 2001 an interim decision determining an initial amount of stranded costs for CPL of negative $580 million. In April 2001 the PUCT ruled that its current estimate of CPL's stranded costs was negative $615 million. We disagree with the ruling and have requested a rehearing.
         In April 2001 the PUCT issued an order requiring CPL to reduce future distribution rates by $54.8 million over a five-year period in order to return estimated excess earnings for 1999, 2000 and 2001. The Texas Restructuring Legislation intended that excess earnings reduce stranded costs. Final stranded cost amounts and the treatment of excess earnings will be determined in the 2004 true-up proceeding. Currently the PUCT estimates that CPL will have no stranded costs and has ordered the rate reduction to return excess earnings. We believe that CPL will have stranded costs in 2004, and that the current treatment of excess earnings will be amended at that time. CPL expensed excess earnings amounts in 1999, 2000 and 2001. Consequently, the April order has no effect on reported net income.

         As discussed in Note 7 of our 2000 Annual Report, the PUCT authorized the issuance of up to $797 million of bonds to securitize certain of CPL's regulatory assets. The PUCT's order that authorized the securization was appealed to the Supreme Court of Texas. On June 6, 2001, the Supreme Court upheld the PUCT's securitization order. The plantiffs have requested a rehearing. We expect the court to dismiss this request. We plan to issue the securitization bonds prior to January 1, 2002.
         On August 3, 2001, the Staff of the PUCT filed a Petition seeking a determination of whether electric operations in the SPP are ready for competition. This Petition affects SWEPCo and part of WTU. Under the Texas Restructuring Legislation, the PUCT can delay the start of competition if the market and its participants are not prepared for competition. Under the law, certain situations indicate this lack of preparedness, and in Staff's opinion, those indicators are present for the SPP area. The Petition seeks an expedited process to achieve a final PUCT determination by November 1, 2001. We are evaluating the ramifications of a potential delay in the January 1, 2002 start date of competition for SWEPCo's and WTU's Texas operations in the SPP.
         A Texas settlement agreement in connection with our merger with CSW permits CPL to apply up to $20 million of previously identified STP ECOM plant assets a year in 2000 and 2001 to reduce any excess earnings. STP ECOM plant assets will be depreciated in accordance with GAAP, on a systematic and rational basis. To the extent excess earnings exceed $20 million in 2001, CPL will establish a regulatory liability or reduce regulatory assets by a charge to earnings.
         In the event CPL, SWEPCo, and WTU are unable, after the 2004 true-up proceeding, to recover their generation-related regulatory assets, unrecovered fuel balances, stranded costs and other restructuring related costs, it could have a material adverse effect on results of operations, cash flows and possibly financial condition.
Michigan Restructuring - Affecting AEP and I&M
         As discussed in the 2000 Annual Report, the Michigan Legislation gave the MPSC broad powers to implement customer choice. In compliance with MPSC orders, on June 5, 2001, I&M filed its proposed unbundled rates, open access tariffs and terms of service. MPSC action on the filing is expected in 2001 with competition commencing on January 1, 2002.
         We do not expect to incur material tangible asset impairments or regulatory asset write-offs. If we are not permitted to recover all or a portion of our generation-related regulatory assets, unrecorded decommissioning obligation, stranded costs and other implementation costs, it could have a material adverse effect on our results of operations, cash flows and possibly financial condition.
Oklahoma Restructuring - Affecting AEP and PSO
         In June 2001 the Oklahoma Governor signed into law a bill that delayed retail electric competition indefinitely. Under previously approved legislation, the start date for Oklahoma customer choice had been July 1, 2002.
Litigation
Shareholders' Litigation - Affecting AEP
        In 2000 five complaints were filed against us seeking unspecified compensatory damages for alleged violations of federal securities laws (see Note
8). We believe these shareholder complaints are without merit and intend to continue to oppose them. The outcome of this litigation or its impact on our results of operations, cash flows or financial condition cannot be predicted. Municipal Franchise Fee Litigation - Affecting AEP and CPL
        We have been involved in litigation regarding municipal franchise fees in Texas as a result of a class action suit filed by the City of San Juan, Texas in 1996. The City of San Juan claims CPL underpaid municipal franchise fees and seeks damage of up to $300 million plus attorney's fees. CPL filed a counterclaim for overpayment of franchise fees.
        The litigation moved procedurally through the Texas Court System and was sent to mediation without resolution. CPL notified the cities it serves of the pending class action suit. If a final decision determines an underpayment of franchise fees, CPL has pledged to extend that final decision to cities who declined to participate in the suit. The court ruled that the class of plaintiffs would consist of approximately 30 cities and set a trial date for October 2001.
        We believe that we have substantial defenses against the cities' claims and plan to pursue our counterclaims. However, we cannot predict the outcome of this litigation or its impact on our results of operations, cash flows or financial condition.
Lignite Mining Agreement Litigation - Affecting AEP and SWEPCo
        In May 2001 SWEPCo settled ongoing litigation concerning lignite mining in Louisiana. As discussed in Note 8 of the 2000 Annual Report, SWEPCo has been involved in litigation concerning the mining of lignite from jointly owned lignite reserves. SWEPCo and CLECO are joint owners of Dolet Hills Power Station Unit 1 and own lignite reserves in the Dolet Hills area of northwestern Louisiana. In 1982 SWEPCo and CLECO entered into a lignite mining agreement with DHMV, a partnership for the mining and delivery of lignite from these reserves. Since 1997 SWEPCo and CLECO have been involved in litigation with DHMV and its partners. In 2000 the parties agreed to settle the litigation. As part of the settlement, SWEPCo purchased DHMV's interest in the mining assets and mining rights for $86 million and assumed the related obligations for mine reclamation (See Note 3). The settlement agreement gives CLECO the option to acquire up to a 50% interest in the mining assets.
Federal EPA Complaint and Notice of Violation - Affecting AEP, APCo, I&M, and OPCo
        As discussed in our 2000 Annual Report, Federal EPA and a number of states alleged that AEP, APCo, CSPCo, I&M, and OPCo modified certain generating units in violation of the Clean Air Act. The Federal EPA filed complaints against the companies in U.S. District Court for the Southern District of Ohio in 1999. A separate lawsuit initiated by certain special interest groups was consolidated with the Federal EPA case. The alleged modification of the generating units occurred over a 20 year period.
        Under the Clean Air Act, if a plant undertakes a major modification that directly results in an emissions increase, permitting requirements might be triggered and the plant may be required to install additional pollution control technology. This requirement does not apply to activities such as routine maintenance, replacement of degraded equipment or failed components, or other repairs needed for the reliable, safe and efficient operation of the plant. The Clean Air Act authorizes civil penalties of up to $27,500 per day per violation at each generating unit ($25,000 per day prior to January 30, 1997).
        In March 2001 the District Court ruled claims for civil penalties based on activities that occurred more than five years before the filing date of the complaints, cannot be imposed. There is no time limit on claims for injunctive relief.
        In February 2001 the plaintiffs requested a determination that four projects undertaken on units at Sporn, Cardinal and Clinch River plants do not constitute "routine maintenance, repair and replacement" as used in the Clean Air Act. Our request to allow time for additional discovery before responding to the plaintiffs' action was granted. We believe our maintenance, repair and replacement activities were in conformity with the Clean Air Act and intend to vigorously pursue our defense.
        If we do not prevail, any capital and operating costs of additional pollution control equipment that may be required as well as any penalties imposed would adversely affect future results of operations, cash flows and possibly financial condition.
        In December 2000 Cinergy Corp., an unaffiliated utility, which operates certain plants jointly owned by CSPCo, reached a tentative agreement to settle litigation regarding generating plant emissions under the Clean Air Act. Negotiations are continuing in an attempt to reach final settlement terms. Cinergy's settlement could impact the operation of Zimmer Plant and W.C. Beckjord Generating Station Unit 6 (owned 25.4% and 12.5%, respectively, by CSPCo). Until a final settlement is reached, CSPCo will be unable to determine the settlement's impact on its jointly owned facilities and its future earnings and cash flows.
NOx Reductions - Affecting AEP, APCo, CPL, I&M, OPCo and SWEPCo
        Federal EPA issued a rule (the NOx Rule) requiring substantial reductions in NOx emissions in a number of eastern states, including certain states in which the AEP System's generating plants are located. The NOx Rule was upheld by the D.C. Circuit Court. The U.S. Supreme Court denied a petition requesting its review of the lower court decision. The compliance date for the NOx Rule is May 31, 2004.
        The NOx Rule required states to submit plans to comply with its mandates. Federal EPA ruled that eleven states, including states in which APCo's, I&M's and OPCo's generating units are located, failed to submit compliance plans. This ruling means that those states could face stringent sanctions including limits on construction of new sources of air emissions, loss of federal highway funding and possible Federal EPA takeover of state air quality management programs. AEP and other utilities requested the D.C. Circuit Court review this ruling.

        Federal EPA also adopted a revised rule (the Section 126 Rule) granting petitions filed by certain northeastern states under the Clean Air Act. The rule imposes emissions reduction requirements comparable to the NOx Rule beginning May 1, 2003, for most of our coal-fired generating units. After review, the D.C. Circuit Court upheld the Section 126 Rule.
        The D.C. Circuit Court instructed Federal EPA for both the NOx Rule and the Section 126 Rule to justify methods used to allocate allowances and project growth. AEP and other utilities requested the D.C. Circuit Court vacate the
Section 126 Rule or suspend its May 2003 compliance date. They also asked the D.C. Circuit Court to retain jurisdiction until Federal EPA complied with the Court's instructions.
        The Texas Natural Resource Conservation Commission adopted rules requiring significant reductions in NOx emissions from utility sources, including those owned by CPL and SWEPCo. The compliance date is May 2003 for CPL and May 2005 for SWEPCo.
        In May 2001 selective catalytic reduction (SCR) technology to reduce NOx emissions on OPCo's Gavin Plant began operation. Construction of SCR technology on Amos Plant Unit 3, which is jointly owned by OPCo and APCo, and APCo's Mountaineer Plant began in 2001. The Amos and Mountaineer projects (expected to be completed in 2002) are estimated to cost a total of $230 million ($145 million for APCo and $85 million for OPCo). Construction of SCR technology on KPCo's Big Sandy Plant Unit 2 is scheduled for completion in May 2003 at an estimated cost of $107 million.
        Preliminary estimates indicate that our compliance with the NOx Rule, the Texas Natural Resource Conservation Commission rule and the Section 126 Rule could result in required capital expenditures totaling approximately $1.6 billion.
        The following table shows the estimated compliance cost for certain of AEP's subsidiary registrants.
        Company               Amount
        -------               ------
                     (in millions)

        APCo              $365
        CPL                 57
        I&M                202
        OPCo               606
        SWEPCo              28

        Since compliance costs cannot be estimated with certainty, the actual cost to comply could be significantly different than the preliminary estimates depending upon the compliance alternatives selected to achieve reductions in NOx emissions. Unless any capital or operating costs for additional pollution control equipment are recovered from customers, they will have an adverse effect on future results of operations, cash flows and possibly financial condition.

New Accounting Standards
FASB's Derivative Implementation Group (DIG) Guidance for SFAS 133 "Accounting for Derivative Instruments and Hedging Activities"
        DIG guidance for fuel supply (for example, coal and gas) and electricity contracts becomes effective in the third quarter. DIG guidance concluded that fuel supply contracts with volumetric optionality cannot qualify as a normal purchase or sale and provided guidance for determining when electricity contracts can qualify as a normal purchase or sale.
        Predominantly all of AEP's contracts for coal, gas and electricity which are recorded on a settlement basis do not meet the criteria of a financial derivative instrument and are thereby exempt from DIG guidance described above. The few contracts that qualify as financial derivative instruments are not expected to materially affect AEP's results of operations, cash flows or financial condition.
SFAS 141 and SFAS 142
        In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill And Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002. The amortization of goodwill reduced our net income by $23 million for the six months ended June 30, 2001. We have not quantified the impact of adopting other provisions of these standards.

                QUALITATIVE AND QUANTITATIVE DISCLOSURES ON RISK

RISK MANAGEMENT
        AEP and its registrant subsidiaries are subject to risks in their day to day operations. The risks and correlating strategies are:

Risk                                 Description                                        Strategy
----                                 -----------                                        --------
Market Risk                          Volatility in commodity prices                     Trading and hedging
Interest Rate Risk                   Changes in Interest rates                          Hedging
Foreign Exchange Risk                Fluctuations in foreign currency rates             Hedging
Credit Risk                          Non-performance on contracts with                  Guarantees, Collateral
                                     counter parties

        AEP's strategies of trading, hedging and credit risk management to mitigate various risks have not materially changed since December 31, 2000.
Commodity Price Risk
        We employ physical forward purchase and sale contracts, exchange futures and options, over-the-counter options, swaps, and other derivative contracts to offset market risk. AEP's internationally based electric distribution utilities hedge market risk through forward commodity contracts.
Interest Rate Risk
        Fair value and cash flow hedge contracts mitigate changes in interest rates on short and long-term debt of AEP, KPCo, and I&M. CitiPower uses interest rate swaps for the same purpose.
Foreign Exchange Risk
        AEP, KPCo, and OPCo employ cash flow forward hedge contracts to lock-in prices on purchased assets denominated in foreign currencies. International subsidiaries use currency swaps to hedge fluctuations in debt transactions. We do not hedge all foreign currency exposure.
Credit Risk
        AEP limits credit risk by accepting primarily investment grade counter parties. We also require cash deposits, letters of credit and affiliate guarantees as collateral from certain counter parties in case of adverse market conditions.
QUANTITATIVE MARKET RISK
        We employ policies and procedures to identify, assess and manage market risk exposure. One procedure is the risk measurement model Value at Risk (VaR). VaR is used daily to measure and monitor trading risk. VaR operates on the variance - covariance method using historical prices to estimate volatility and correlation and assumes a 95% confidence level and a one-day holding period.

        The following table represents the high, average and low VaRs for AEP's electric and gas trading activities and electric trading for its registrant subsidiaries. VaR for AEP and Registrant Subsidiaries:

                 Six Months Ended        Year Ending
                      June 30,           December 31,
                        2001               2000
                        ----               ----
                 High Average Low      High Average Low
                   (in millions)         (in millions)

AEP              $25   $14    $6       $32   $10    $1
APCo               6     2     1         6     2     -
CPL                1     -     -         4     1     -
CSPCo              3     1     -         3     1     -
I&M                4     1     -         4     1     -
KPCo               1     1     -         1     -     -
OPCo               5     2     1         5     2     -
PSO                1     -     -         3     1     -
SWEPCo             1     -     -         4     1     -
WTU                -     -     -         1     -     -

        Near term changes in commodity prices are not expected to materially affect our results of operations, cash flows and financial conditions.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

AEP

        On May 15, 2001, the Louisiana Department of Environmental Quality issued a Compliance Order and Notice of Potential Penalty to LIG's Plaquemine Gas Processing Plant alleging violations of regulations and finding certain deficiencies with respect to the Risk Management Plan developed for the plant.

        Reference is made to pages 28 and 29 of the Annual Report on Form 10-K for the year ended December 31, 2000 for a discussion of hazardous air pollutants. On July 26, 2001, upon motion by Federal EPA, the U.S. Court of Appeals for the District of Columbia Circuit dismissed the petition for review filed by utility industry groups in February 2001 relating to Federal EPA's action classifying coal-fired electric generating units as "major sources" of hazardous air pollutants.

AEP and SWEPCo

        On May 22, 2001, Federal EPA, Region 6, issued Findings of Violation and an Order for Compliance to SWEPCo's Wilkes Power Plant alleging violations of waste water discharge permit limits and directing SWEPCo to undertake corrective action.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

AEP

        The annual meeting of shareholders was held in Corpus Christi, Texas on April 25, 2001. The holders of shares entitled to vote at the meeting or their proxies cast votes at the meeting with respect to the following two matters, as indicated below:

        1. Election of fourteen directors to hold office until the next annual meeting and until their successors are duly elected. Each nominee for director received the votes of shareholders as follows:

                                                         Number of Shares                  Number of
                       Nominee                               Voted For                 Votes Withheld

               E. R. Brooks                                  262,469,347                    3,811,294
               Donald M. Carlton                             262,727,287                    3,553,354
               John P. DesBarres                             262,695,391                    3,585,250
               E. Linn Draper, Jr.                           262,682,299                    3,598,342
               Robert W. Fri                                 262,558,070                    3,722,571
               William R. Howell                             215,949,995                   50,330,646
               Lester A. Hudson, Jr.                         262,626,424                    3,654,217
               Leonard J. Kujawa                             262,546,000                    3,734,641
               James L. Powell                               257,694,138                    8,586,503
               Richard L. Sandor                             262,658,024                    3,622,617
               Thomas V. Shockley, III                       262,622,071                    3,658,570
               Donald G. Smith                               262,633,432                    3,647,209
               Linda Gillespie Stuntz                        262,613,798                    3,666,843
               Kathryn D. Sullivan                           262,429,116                    3,851,525


        2.     Approve the appointment by the Board of Directors of Deloitte & Touche LLP as independent auditors of AEP for the year 2001.  The proposal was approved by a vote of the shareholders as follows:

               Votes FOR                                     262,196,889
               Votes AGAINST                                   2,151,465
               Votes ABSTAINED                                 1,932,287
               Broker NON-VOTES*                                       0

                       *A non-vote occurs when a nominee holding shares for a beneficial owner votes on one proposal, but does not vote on another proposal because the nominee does not have discretionary voting power and has not received instructions from the beneficial owner.

APCo

        The annual meeting of stockholders was held on April 24, 2001 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 13,499,500 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.                 Thomas V. Shockley, III
               Henry W. Fayne                      Susan Tomasky
               William J. Lhota                    J. H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

CPL

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 12, 2001, the following seven persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.               Thomas V. Shockley III
               Henry W. Fayne                    Susan Tomasky
               William J. Lhota                  J. H. Vipperman
               Armando A. Pena

I&M

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 24, 2001, the following thirteen persons were elected directors to hold office for one year or until their successors are elected and qualify:

               Karl G. Boyd                    Thomas V. Shockley, III
               E. Linn Draper, Jr.             Jackie S. Siefker
               Henry W. Fayne                  David B. Synowiec
               Marc E. Lewis                   Susan Tomasky
               William J. Lhota                J. H. Vipperman
               Susanne M. Moorman              W. E. Walters
               John R. Sampson

OPCo

        The annual meeting of shareholders was held on May 1, 2001 at 1 Riverside Plaza, Columbus, Ohio. At the meeting, 27,952,473 votes were cast FOR each of the following seven persons for election as directors and there were no votes withheld and such persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.             Thomas V. Shockley, III
               Henry W. Fayne                  Susan Tomasky
               William J. Lhota                J. H. Vipperman
               Armando A. Pena

        No other business was transacted at the meeting.

SWEPCo

        Pursuant to action by written consent in lieu of an annual meeting of the sole shareholder dated April 11, 2001, the following seven persons were elected directors to hold office for one year or until their successors are elected and qualify:

               E. Linn Draper, Jr.              Thomas V. Shockley III
               Henry W. Fayne                   Susan Tomasky
               William J. Lhota                 J. H. Vipperman
               Armando A. Pena

Item 5.  Other Information.

AEP and APCo

        Reference is made to pages 17 and 18 of the Annual Report on Form 10-K for the year ended December 31, 2000 for a discussion of APCo's proposed transmission facilities. On May 31, 2001, the Virginia SCC issued an order approving the Wyoming-Jacksons Ferry Project. On August 6, 2001, the U.S. Forest Service published in the Federal Register a Notice of Intent to prepare a Supplemental Draft Environmental Impact Statement (SDEIS). The Forest Service has scheduled three public meetings in August 2001 in the Virginia area to be crossed by the route to Jacksons Ferry. The Forest Service expects to file the SDEIS with Federal EPA for public review by April 2002. Following public comment, the Forest Service expects to file the final EIS with Federal EPA in October 2002 and then issue a Record of Decision.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

        AEP, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

               Exhibit 12 - Computation of Consolidated Ratio of Earnings to
                            Fixed Charges.

        (b)    Reports on Form 8-K:

        Companies Reporting  Date of Report     Item Reported

        AEP                  April 24, 2001     Item 7. Financial Statements and
                                                Exhibits

        AEP                  May 3, 2001        Item 7. Financial Statements and
                                                Exhibits




        AEGCo, APCo, CPL, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo and WTU

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    Signature




        Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signatures for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                                        AMERICAN ELECTRIC POWER COMPANY, INC.



  By: /s/Armando A. Pena               By: /s/Joseph M. Buonaiuto
      ---------------------------          -----------------------------------
         Armando A. Pena                      Joseph M. Buonaiuto
         Treasurer                     Controller and Chief Accounting Officer



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
                       SOUTHWESTERN ELECTRIC POWER COMPANY
                          WEST TEXAS UTILITIES COMPANY



  By: /s/Armando A. Pena               By:  /s/Joseph M. Buonaiuto
      ---------------------------          -----------------------------------
         Armando A. Pena                       Joseph M. Buonaiuto
         Treasurer                     Controller and Chief Accounting Officer



Date: August 10, 2001